Form 10-Q
period 2008-06-30
Onyx China, Inc.
filed 2008-08-11
CIK 1425203

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                         Commission File No. 333-149000

                                Onyx China, Inc.
                 (Name of small business issuer in its charter)

           Nevada                                                 98-0557091
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                           Kvartal 60, dom 23 apt. 18
                             Angarsk, Russia 665830
                    (Address of principal executive offices)

                                 7-904-125-4225
                           (Issuer's telephone number)

Securities registered pursuant to                          Name of each exchange
    Section 12(b) of the Act:                               on which registered:
    -------------------------                               --------------------
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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                      Outstanding as of June 30, 2008
      -----                                      -------------------------------
Common Stock, $0.001                                         5,050,000

                                ONYX CHINA, INC.

                                    Form 10-Q

Part 1 FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3
          Balance Sheets
          Statements of Operations
          Statements of Cash Flows
          Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

Item 4.  Controls and Procedures                                            14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 1A. Risk Factors                                                       15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6.  Exhibits                                                           15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONYX CHINA INC.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                         June 30,          December 31,
                                                                           2008               2007
                                                                         --------           --------
                                                                       (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 11,718           $ 30,667
                                                                         --------           --------

      TOTAL ASSETS                                                       $ 11,718           $ 30,667
                                                                         ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $     --           $     --
                                                                         --------           --------
      TOTAL CURRENT LIABILITIES                                          $     --           $     --
                                                                         --------           --------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares authorized;
   5,050,000 shares issued and outstanding                                  5,050              5,050
  Additional paid-in-capital                                               27,550             27,550
  Deficit accumulated during the development stage                        (20,882)            (1,933)
                                                                         --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                           11,718             30,667
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,718           $ 30,667
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                               From              From
                                                                                           Inception on      Inception on
                                         Three Months     Three Months     Six Months     March 27, 2007    March 27, 2007
                                            Ended            Ended           Ended              to             through
                                           June 30,         June 30,        June 30,         June 30,          June 30,
                                             2008             2007            2008             2007              2008
                                          ----------       ----------      ----------       ----------        ----------
EXPENSES
  General and Administrative Expenses     $    7,204       $      229      $   18,949       $      229        $   20,882
                                          ----------       ----------      ----------       ----------        ----------
Total Expenses                                 7,204              229          18,949              229            20,882
                                          ----------       ----------      ----------       ----------        ----------

Net (loss) before Income Taxes                (7,204)            (229)        (18,949)            (229)          (20,882)

Income Tax Expense                                --               --              --               --                --
                                          ----------       ----------      ----------       ----------        ----------

Net (loss)                                $   (7,204)      $     (229)     $  (18,949)      $     (229)       $  (20,882)
                                          ==========       ==========      ==========       ==========        ==========

(LOSS) PER SHARE - BASIC AND DILUTED      $    (0.00)      $    (0.00)     $    (0.00)      $    (0.00)
                                          ==========       ==========      ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 5,050,000        3,095,604       5,050,000        2,934,375
                                          ==========       ==========      ==========       ==========


   The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From Inception on March 27, 2007 to June 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                        Accumulated
                                                Number of                Additional       During          Total
                                                 Common                   Paid-in      Development     Stockholders'
                                                 Shares      Amount       Capital         Stage           Equity
                                                 ------      ------       -------         -----           ------
April 20, 2007
Common shares issued for cash at $0.002        3,000,000     $ 3,000      $  3,000      $      --        $  6,000

May 8, 2007
Common shares issued for cash at $0.002          800,000         800           800             --           1,600

May 16, 2007
Common shares issued for cash at $0.02         1,250,000       1,250        23,750             --          25,000

Net loss                                              --          --            --         (1,933)         (1,933)
                                               ---------     -------      --------      ---------        --------

Balance as of December 31, 2007                5,050,000       5,050        27,550         (1,933)         30,667

Net Loss                                              --          --            --        (18,949)        (18,949)
                                               ---------     -------      --------      ---------        --------

Balance as of June 30, 2008                    5,050,000     $ 5,050      $ 27,550      $ (20,882)       $ 11,718
                                               =========     =======      ========      =========        ========


   The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                              From
                                                                          Inception on
                                                        Six Months       March 27, 2007
                                                          Ended                to
                                                         June 30,           June 30,
                                                           2008               2007
                                                         --------           --------
OPERATING ACTIVITIES
  Net (loss)                                             $(18,949)          $(20,882)
                                                         --------           --------

      Net cash used for operating activities              (18,949)           (20,882)
                                                         --------           --------
FINANCING ACTIVITIES
  Sale of common stock                                     32,600
                                                         --------           --------

      Net cash provided by financing activities            32,600
                                                         --------           --------

Net increase (decrease) in cash and equivalents           (18,949)            11,718

Cash and equivalents at beginning of the period            30,667                 --
                                                         --------           --------

Cash and equivalents at end of the period                $ 11,718           $ 11,718
                                                         ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --           $     --
                                                         ========           ========
  Taxes                                                  $     --           $     --
                                                         ========           ========
NON-CASH ACTIVITIES                                      $     --           $     --
                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC.
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS OPERATIONS

ONYX CHINA INC ("the Company") was incorporated under the laws of the State of Nevada, U.S. on March 27, 2007. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily devoted marketing and distributing chinaware to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, March 27, 2007 through June 30, 2008 the Company has accumulated losses of $20,882.

INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2008 and for the six months ended June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the six months ended June 30, 2008.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period March 27, 2007 (inception) December 31, 2007 as included in our registration statement on Form SB-2 filed on February 1, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) GOING CONCERN
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $20,882 as of June 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

ONYX CHINA INC.
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

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

ONYX CHINA INC.
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

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

ONYX CHINA INC.
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

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

4. INCOME TAXES

As of June 30, 2007, the Company had net operating loss carry forwards of approximately $20,882 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Onyx China, Inc. is a corporation organized under the laws of the State of Nevada. Our registration statement has been filed with the Securities and Exchange Commission and has been declared effective on February 27, 2008. We have filed a 15c2-11 with the Financial Industry Regulatory Authority ("FINRA") and were approved to commence trading on the Over-the-Counter Bulletin Board on March 31, 2008.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Onyx China," refers to Onyx China, Inc.

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

Our sole supplier, PC Dulevo Porcelain ("Dulevo") is a manufacturer and distributor of certain high-quality porcelain in Russia and other countries. On November 15, 2007 we entered into a distribution agreement with Dulevo (the "Distribution Agreement"). In accordance with the terms and provisions of the Distribution Agreement, Dulevo has agreed to manufacture and supply many types of porcelain products to us according to its current prices. The Distribution Agreement was authenticated by the East-Siberian Chamber of Commerce and Industry on December 27, 2007.

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

SIX MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE PERIOD FROM INCEPTION (MARCH 27, 2007) TO JUNE 30, 2008

Our net loss for the six-month period ended June 30, 2008 was approximately ($18,949) compared to a net loss of ($20,882) during the period from inception (March 27, 2007) to June 30, 2008. During the six-month period ended June 30, 2008, we did not generate any revenue.

During the six-month period ended June 30, 2008, we incurred general and administrative expenses of approximately $18,949 compared to $20,882 incurred during the period from inception (March 27, 2007) to June 30, 2008. General and administrative expenses incurred during the six-month period ended June 30, 2008 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the six-month period ended June 30, 2008 was ($18,949) or ($0.00) per share compared to a net loss of ($20,882) or ($0.00) per share during the period from inception (March 27, 2007) to June 30, 2008. The weighted average number of shares outstanding was 5,050,000 for the six-month period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED JUNE 30, 2008

As at the six-month period ended June 30, 2008, our current assets were $11,718 and our current liabilities were $-0-, which resulted in a working capital surplus of $11,718. As at the six-month period ended June 30, 2008, current assets were comprised of $11,718 in cash compared to $30,667 in current assets at fiscal year ended December 31, 2007.

Stockholders' equity decreased from $30,667 for fiscal year ended December 31, 2007 to $11,718 for the six-month period ended June 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2008, net cash flows used in operating activities was ($18,949) consisting primarily of a net loss of ($18,949). Net cash flows used in operating activities was ($20,882) for the period from inception (March 27, 2007) to June 30, 2008.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended June 30, 2008, we did not generate net cash from financing activities. For the period from inception (March 27, 2007) to June 30, 2008, net cash provided by financing activities was $32,600 received from sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    ONYX CHINA, INC.


Dated: August 11, 2008               By: /s/ Dmitry Lyakutin
                                        ----------------------------------------
                                        Dmitry Lyakutin, President and
                                        Chief Executive Officer


Dated: August 11, 2008               By: /s/ Dmitry Lyakutin
                                        ----------------------------------------
                                        Dmitry Lyakutin, Chief Financial Officer