Form 10-Q
period 2008-09-30
Onyx China, Inc.
filed 2008-11-12
CIK 1425203

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-149000

Onyx China, Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0557091 (I.R.S. Employer Identification No.)

Kvartal 60, dom 23 apt. 18 Angarsk, Russia 665830 (Address of principal executive offices)

7-904-125-4225 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Yes [X ]   No[    ]

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2008
Common Stock, $0.001	5,050,000

ONYX CHINA, INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

ONYX CHINA INC

FINANCIAL STATEMENTS

September 30, 2008

ONYX CHINA INC (A Development Stage Company) Balance Sheets

Assets
	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Current Assets
Cash	$9,605	$30,667
Total Assets	$9,605	$30,667

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Total Current Liabilities	$-	$-

Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
5,050,000 shares issued and outstanding	5,050	5,050
Additional paid-in-capital	27,550	27,550
Deficit accumulated during the development stage	(22,995)	(1,933)
Total stockholders’ equity	9,605	30,667
Total liabilities and stockholders’ equity	$9,605	$30,667

The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	From Inception on March 27, 2007 to September 30, 2007	From Inception on March 27, 2007 through September 30, 2008

Expenses
General and Administrative Expenses	$ 2,113	$ 344	$ 21,062	$ 573	$ 22,995
Total Expenses	$ 2,113	$ 344	$ 21,062	$ 573	$ 22,995
Net (loss) before Income Taxes	$ (2,113)	$ (344)	$ (21,062)	$ (573)	$ (22,995)
Income Tax Expense	$ -	$ -	$ -	$ -	$ -

Net (loss)	$ (2,113)	$ (344)	$ (21,062)	$ (573)	$ (22,995)

(Loss) per share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,050,000	4,350,000	5,050,000	3,802,660

The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC (A Development Stage Company) Statement of Stockholders’ Equity From Inception on March 27, 2007 to September 30, 2008 (Unaudited)

	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total Stockholders’ Equity

April 20, 2007
Common shares issued for cash at $0.002	3,000,000	$ 3,000	$ 3,000	$ -	$ 6,000
May 8, 2007
Common shares issued for cash at $0.002	800,000	800	800	-	1,600
May 16, 2007
Common shares issued for cash at $0.02	1,250,000	1,250	23,750		25,000
Net (loss)	-	-	-	(1,933)	(1,933)
Balance as of December 31, 2007	5,050,000	5,050	27,550	(1,933)	30,667
Net (Loss)	-	-	-	(21,062)	(21,062)
Balance as of September 30, 2008	5,050,000	$ 5,050	$ 27,550	$ (22,995)	$ 9,605

The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2008	From Inception on March 27, 2007 to September 30, 2007	From Inception on March 27, 2007 to September 30, 2008

Operating activities
Net (loss)	$(21,062)	$(573)	$(22,995)
Net cash used for operating activities	(21,062)	(573)	(22,995)

Financing activities
Sale of common stock		32,600	32,600
Net cash provided by financing activities		32,600	32,600

Net increase (decrease) in cash and equivalents	(21,062)	32,027	9,605

Cash and equivalents at beginning of the period	30,667	-	-
Cash and equivalents at end of the period	$9,605	$32,027	$9,605

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

ONYX CHINA INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 27, 2007.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted marketing and distributing chinaware to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, March 27, 2007 through September 30, 2008 the Company has accumulated losses of  $22,995.

INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the nine months ended September 30, 2008 have been prepared in accordance with accounting  principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the nine months ended September 30, 2008.

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

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $22,995 as of September 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

September 30, 2008

(Unaudited)

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

k) Recent Accounting Pronouncements

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how

ONYX CHINA INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ONYX CHINA INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

4. INCOME TAXES

 As of September 30, 2008, the Company had net operating loss carry forwards of approximately $22,995 that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ONYX CHINA INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

5. CONTRACT

On November 15, 2007 the Company made a contract with PC “Dulevo Porcelain” (Contract # 174) to purchase chinaware products directly from manufacturer and market and distribute the products in North America.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Onyx China, Inc. is a corporation organized under the laws of the State of Nevada.  Our registration statement has been filed with the Securities and Exchange Commission and has been declared effective on February 27, 2008. We have filed a 15c2-11 with the Financial Industry Regulatory Authority (“FINRA”) and were approved to commence trading on the Over-the-Counter Bulletin Board on March 31, 2008.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “OYXC:OB”.

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

Our sole supplier, PC Dulevo Porcelain (“Dulevo”) is a manufacturer and distributor of certain high-quality porcelain in Russia and other countries. On November 15, 2007 we entered into a distribution agreement with Dulevo (the “Distribution Agreement”). In accordance with the terms and provisions of the Distribution Agreement, Dulevo has agreed to manufacture and supply many types of porcelain products to us according to its current prices. The Distribution Agreement was authenticated by the East-Siberian Chamber of Commerce and Industry on December 27, 2007.

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

Nine Month Period Ended September 30, 2008 Compared to the period from Inception (March 27, 2007) to September 30, 2008

Our net loss for the nine-month period ended September 30, 2008 was approximately ($21,062) compared to a net loss of ($22,995) during the period from inception (March 27, 2007) to September 30, 2008. During the nine-month period ended September 30, 2008, we did not generate any revenue.

During the nine-month period ended September 30, 2008, we incurred general and administrative expenses of approximately $21,062 compared to $22,995 incurred during the period from inception (March 27, 2007) to September 30, 2008. General and administrative expenses incurred during the nine-month period ended September 30, 2008 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the nine-month period ended September 30, 2008 was ($21,062) or ($0.00) per share compared to a net loss of ($22,995) or ($0.00) per share during the period from inception (March 27, 2007) to September 30, 2008. The weighted average number of shares outstanding was 5,050,000 for the nine-month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended September 30, 2008

As at the nine-month period ended September 30, 2008, our current assets were $9,605 and our current liabilities were $-0-, which resulted in a working capital surplus of $9,605. As at the nine-month period ended September 30, 2008, current assets were comprised of $9,605 in cash compared to $30,667 in current assets at fiscal year ended December 31, 2007.

Stockholders’ equity decreased from $30,667 for fiscal year ended December 31, 2007 to $9,605 for the nine-month period ended September 30, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2008, net cash flows used in operating activities was ($21,062) consisting primarily of a net loss of ($21,062). Net cash flows used in operating activities was ($22,995) for the period from inception (March 27, 2007) to September 30, 2008.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended September 30, 2008, we did not generate net cash from financing activities. For the period from inception (March 27, 2007) to September 30, 2008, net cash provided by financing activities was $32,600 received from sale of common stock.

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

On February 1, 2008, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the “1933 Securities Act”), relating to the public offering of 2,050,000 shares of our common stock by certain selling shareholders (the “Selling Shareholders”) named in the Registration Statement. The Selling Shareholders will sell our shares of common stock at $0.02 per share until our shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices. We will not receive any proceeds from the sale of these shares of common stock.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  The Russian Ruble has been informally pegged to the USD.  However, Russia is under international pressure to adopt a more flexible exchange rate system. If the Russian Ruble was no longer pegged to the USD, rate fluctuations may have a material impact on our financial reporting and make realistic revenue projections difficult. Recently the Russian Ruble has risen 12%. This may or may not have any appreciable effect on our future operations

The fluctuation of exchange rates of the Ruble may have positive or negative impacts on our results of operations. However, since all sales revenue and expenses of our company will primarily denominated in U.S. Dollar, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to our costs of acquisition of inventory.

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

ITEM IV. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

Effective August 14, 2008, Ms. Eleonora Magerramova replaces Mr. Dmitry Lyakutin as corporate secretary, who has resigned in that capacity but remains a director of the Company.

Eleonora Magerramova graduated with a Bachelor Degree in Japanese language from Irkutsk State Foreign Language University in June 2006. Since that time, Ms. Magerramova has been self-employed as sole proprietor and involved in wholesale trade.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-

       14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-

      14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and

       18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX CHINA, INC.

Dated: November 11, 2008

By: /s/ Dmitry Lyakutin

-----------------------------------------------

Dmitry Lyakutin, President and

Chief Executive Officer

Dated: November 11, 2008

 By: /s/ Dmitry Lyakutin

-----------------------------------------------

Dmitry Lyakutin, Chief Financial

Officer