Form 10-K
period 2008-12-31
Onyx China, Inc.
filed 2009-03-19
CIK 1425203

                U.S.SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-149000

ONYX CHINA, INC.

             (Exact name of Registrant as specified in its charter)

           NEVADA                          5023-06              98-0557091

(State or Other Jurisdiction of    (Standard Industrial       (IRS Employer

 Incorporation or Organization)       Classification)     Identification Number)

               Onyx China, Inc.

          Kvartal 60, dom 23 apt. 18

               Angarsk, Russia

          Telephone: 7-904-125-4225

          Facsimile: 1-775-562-8169                                665830

(Address and telephone of principal executive offices)            (Zip Code)

Securities registered pursuant                             Name of each exchange

 to Section 12(b) of the Act                                on which registered

 ---------------------------                                -------------------

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001

                                (Title of Class)

Indicate by check mark if the registrant is a well- known seasoned issuer, as

defined in Rule 405 of the Securities Act.    Yes (  )    No (X)

Indicate by check mark if the registrant is not required to file reports

pursuant to Section 13 or Section 15(d) of the Act,        Yes (  )    No(X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes(X)      No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this form 10-K or any amendment to this form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (  )              Accelerated Filer (  )

Non-accelerated filer   (  )              Smaller reporting company (X)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in

rule 12b-2 of the Exchange Act).  Yes( )     No (X)

As of March 19, 2009, the registrant had 5,050,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 19, 2009.

ONYX CHINA, INC.

FORM 10-K

TABLE OF CONTENTS

                                                                           Page

Part I.

Part II.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURES ..............................................22

ITEM 8A: CONTROLS AND PROCEDURES.............................................22

Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ONYX CHINA INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 27, 2007.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”). We intend to commence business operations by distributing Russian porcelain product in Canada and the United States. Our business goal is to commence distribution and marketing of Russian porcelain to wholesales, retail stores and to general public in North America. As of the date of this Annual Report, we have not commenced business operations. We are in the process of developing a website that will offer Russian porcelain to distributors that are responsible for marketing and selling porcelain to chinaware and giftware stores and retail outlets. Our website will also offer our product directly to retail stores and to the general public.

We plan to market and distribute a comprehensive assortment of Russian porcelain produced by "Dulevsky Farfor" Company in the North American market. This porcelain will be offered at price marked-up from 20% to 30% of our cost.

Our goal is to serve the needs of North American porcelain and tea lovers by offering the most comprehensive collection of Dulevsky porcelain. In Russia, there are many factories specialized in making high end Porcelain. One of the largest of them is "Dulevsky Farfor". "Dulevsky Farfor" is also one of the oldest enterprises in Russia. It was founded in 1832 by merchant T.Y.Kuznetsov, and by the end of the 20th century has become an important porcelain enterprise, the equipment and the quality of the produced goods of which have been named the best in Europe. The innocent patterns "agashaes" and roses, the folk traditions of painting have become the starting point of all the types of the Dulevsky decoration. The Dulevsky porcelain is known for its luxuriance of bright colors; it is clean and clear and unique. That's why "Dulevsky Farfor" products are in high demand.

The Dulevsky porcelain is popular all over the world. Articles made by talented craftsmen have been awarded the gold medals at the industrial exhibitions in Paris (1889-1990) and in Turkey (1958), Grand-Prix in Reims (1903), Liege (1905) and New-York (1938). The sculpture of A. Sotnikov "Sokol" has been awarded Grand-Prix at the exhibition in Brussels (1958). The graphic picture of this sculpture has become the manufacturer's trademark of "Dulevsky Farfor". The works by Dulevo artists are kept in the museums and art galleries in many countries. They are well known by the art collectors of the entire world. "Dulevsky Farfor" is a technically equipped enterprise with a continuous work cycle. About 3,000 employees work for it. The artists from "Dulevsky Farfor" have been working on the invention of new forms and patterns. It is still one of the biggest factories in Europe producing high-quality porcelain.

One obvious advantage is the price; Russian porcelain is of high quality and low priced due to the lower cost of labor and abundance of raw material. Therefore, we can market and distribute it not only to chinaware and giftware stores, the primary buyers, but also to lower priced department stores.

CONTRACT WITH OUR SUPPLIER

Our sole supplier, PC Dulevo Porcelain ("Dulevo") is a manufacturer and distributor of certain high-quality porcelain in Russia and other countries. We intend to market and distribute porcelain items to distributors, retail stores in the chinaware and giftware industry and the general public.

We executed a distribution contract ("Contract") dated November 15, 2007 with our suppler, Dulevo.

SALES AND MARKETING STRATEGY

We intend to rely on sales representatives to market our porcelain products. Initially, our director will conduct this marketing. We intend to focus on direct marketing efforts whereby our representatives will directly contact:

- distributors that are responsible for marketing and selling porcelain; and

- retail outlets such as chinaware, giftware and department stores.

These distributors and stores will be asked to sell our products to consumers. We will provide them with porcelain inventory at wholesale prices. They will then sell that inventory to consumers at retail prices, which are typically 30% higher than our cost.

We intend to contact as many distributors, retail chains, chinaware and giftware stores as we can in order to market our porcelain. We initially intend to focus our marketing efforts on larger department stores that have a high volume of customer traffic.

To enhance our sales and to advertise our product we plan to keep improving and developing our website to make it as "user friendly" as possible. Our website will offer a large array of porcelain products and by becoming a "one-stop shopping" destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced porcelain.

SHARE OF MARKET

Our expected share of the porcelain market is difficult to determine given that most chinaware distributors and porcelain stores are private businesses that have no duty to publicly disclose their revenue, and porcelain market is highly competitive. However, we believe that due to the vast size of this market in North America, our market share will likely be less than one percent.

COMPLIANCE WITH GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol: “OYXC.OB”

Please note that throughout this Annual Report, and unless otherwise noted, the words "we,"  "our," "us," the  "Company,” or "Onyx China, Inc." refers to Onyx China, Inc.

ITEM 1A.  RISK FACTORS

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

As of December 31, 2008, we had cash in the amount of $4,827.We currently have no operations and no income.  Our business plan calls for ongoing expenses in connection with marketing and sales of porcelain. We do not have sufficient funds on hand; therefore if we are unable to obtain additional funding we may have to delay the implementation of our business plan. The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our sole director. Any sale of share capital will result in the dilution to existing shareholders.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF

BUSINESS FAILURE.

We were incorporated on March 27, 2007 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Annual Report and have incurred total losses of $27,773 from our incorporation to December 31, 2008.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investors' shares.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN

We depend on the services of our sole director, Dmitry Lyakutin, for the future success of our business. The loss of the services of Mr. Lyakutin could have an adverse effect on our business, financial condition and results of operations. We do not carry any key personnel life insurance policies on Mr. Lyakutin and we do not have a contract for his services.

U.S. INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST THE COMPANY AND ITS SOLE NON-U.S. RESIDENT OFFICER AND DIRECTOR.

Our sole director and officer, Dmitry Lyakutin, is not a resident of the United States. Consequently, it may be difficult for investors to effect service of process on Mr. Lyakutin in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Lyakutin based on the civil liability provisions of the United States securities laws. Since all our assets are located in Russia it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in the United States.

BECAUSE OUR DIRECTOR AND OFFICER OWNS 59.41% OF OUR OUTSTANDING COMMON STOCK, HE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Lyakutin, our director and officer, owns approximately 59.41% of the outstanding shares of our common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Lyakutin may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Dmitry Lyakutin, intends to devote 40% of his business time to our affairs. It is possible that the demands on Dmitry Lyakutin from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Dmitry Lyakutin may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

BECAUSE WE WILL PURCHASE OUR PRODUCTS FROM OVERSEAS, A DISRUPTION IN THE DELIVERY OF IMPORTED PRODUCTS MAY HAVE A GREATER EFFECT ON US THAN ON OUR COMPETITORS.

We will import all of our products form overseas. Because we import all of our products and deliver them directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and warehouse products in the United States or Canada. Deliveries of our products may be disrupted through factors such as:

     (1)  raw material shortages, work stoppages, strikes and political unrest;

     (2)  problems with ocean shipping, including work stoppages and shipping container shortages;

     (3)  increased inspections of import shipments or other factors causing delays in shipments; and

     (4)  economic crises, international disputes and wars.

Most of our competitors warehouse products they import from overseas, that allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

BECAUSE WE ARE REQUIRED TO PURCHASE OUR PRODUCTS IN FOREIGN CURRENCY INSTEAD OF UNITED STATES DOLLARS, OUR BUSINESS CAN BE EFFECTED BY CURRENCY RATE FLUCTUATIONS.

Our supplier sells products in Russian rubles, so we are affected by changes in foreign exchange rates. To protect our business, we may enter into foreign currency exchange contracts with major financial institutions to hedge the overseas purchase transactions and limit our exposure to those fluctuations. If we are not able to successfully protect ourselves against those currency rate fluctuations, then our profits on the products subject to those fluctuations would also fluctuate and could cause us to be less profitable or incur losses, even if our business is doing well.

WE FACE SUBSTANTIAL COMPETITION FROM NUMEROUS SOURCES, MANY OF WHICH HAVE ACCESS TO BETTER RESOURCES.

Competition in sale of porcelain is intense. We compete with a diverse group of competitors ranging from Internet businesses to traditional brick-and-mortar companies, many of which have greater resources than we do. We believe that barriers to entry in this business are not significant and start-up costs are relatively low, so our competition may increase in the future. Our belief that there are minimal barriers to entry is based on our observation that operations such as ourselves do not require the ownership of warehouses, showrooms or factories to operate, which we think is because (i) our direct ship business can be operated with minimal warehousing needs and costs, which are significantly less than traditional models; (ii) wholesale product orders can be placed after receipt of client orders, in order to further reduce warehousing needs; (iii) samples can be shown to clients at little or no cost, without the necessity of showroom space for actual product; and (iv) all manufacturing can be done by third party suppliers, so there is no need to own or lease a manufacturing facility. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost. If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods, products and services through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

FORWARD LOOKING STATEMENTS

This annual report contains forward- looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company does not own or lease any property.

ITEM 3.   LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

On August 14, 2008, Ms. Eleonora Magerramova replaced Mr. Dmitry Lyakutin as corporate secretary, who had resigned in that capacity but remains a director of the Company.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Bulletin Board (OTC BB) under the symbol " OYXC ". The market for our common stock is limited, and can be volatile.

There has been no active trading of our securities and therefore no high and low bid pricing. As of the date of this Annual report we had 30 shareholders of record.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock.  Our losses do not  currently  indicate  the  ability  to pay any  cash dividends,  and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

We have no outstanding options.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans,  estimates  and  beliefs.  Our actual  results  could  differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such  differences  include,  but are not limited to those discussed  below and elsewhere in this Annual Report,  particularly in the section entitled "Risk Factors".  Our audited financial statements are stated in United  States  Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

We are a  development  stage company and have not generated any revenue to date.

RESULTS OF OPERATIONS

We have incurred  recurring  losses to date. Our financial  statements have been prepared assuming that we will continue as a going concern and, accordingly,  do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require  additional  capital to meet our long term  operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2007.

Our net loss for fiscal year ended December 31, 2008 was  ($25,840) compared to a  net loss of ($1,933)  during  fiscal  year ended  December 31,  2007 (an  increase of $23,907).  During fiscal years ended December 31, 2008 and December 31, 2007, we did not generate any revenue.

During fiscal year ended December 31, 2008,  we  incurred  expenses  of $25,840 compared to $1,933  incurred  during fiscal year ended December 31, 2007 (an increase of $23,907).  These expenses  incurred  during fiscal year ended December 31, 2008 consisted  of: bank charges and interest of $225 (2007:  $504);  filing and transfer agent fees of $12,874 (2007:  $-0-);  office expenses of $144 (2007: $-0-); Registered Agent Services fee of $0 (2007: $129); professional fees of $11,675 (2007: $-0-); Courier & Postage $60 (2007:  $-0-) and  miscellaneous charges of  $862  (2007: $1,300).

Expenses incurred  during  fiscal year ended December 31, 2008  compared to fiscal year ended December 31, 2007  increased  primarily due to the  increased  scale and scope  of  business  operations.  General and  administrative  expenses  generally  include  corporate overhead,  financial and  administrative  contracted  services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  5,050,000  for fiscal  year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2008

As at fiscal year ended December 31, 2008,  our current  assets were $4,827 and our current liabilities were $0. As at fiscal year ended December 31, 2008, current assets were comprised of $4,827 in cash.

As at fiscal year ended December 31, 2008,  our total assets were $4,827  comprised entirely of current  assets.  The  decrease in total assets  during  fiscal year ended December 31, 2008 from fiscal year ended December 31, 2007 was  primarily due to the decrease in cash and cash equivalents relating to payment of our expenses.

Stockholders’ equity decreased from  $30,667 for fiscal year ended December 31, 2007 to $4,827 for fiscal year ended December 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities.  For fiscal year ended December 31,  2008,  net cash flows used in  operating  activities  was ($25,840) consisting primarily of a net loss of ($25,840). For fiscal year ended December 31, 2007,  net cash flows from operating  activities  was $1,933 consisting primarily of a net loss of ($1,933).

CASH FLOWS FROM FINANCING ACTIVITIES

We have  financed  our  operations  primarily  from  the issuance of equity.  For fiscal year ended December 31, 2008, we did not generate cash  flow from financing activities, compared to $32,600  for  fiscal  year ended  December 31,  2007.  Cash  flows  from  financing activities  for fiscal year ended December 31,  2007  consisted  of $32,600 in sale of common stock.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our  operations  over the next three months.  We have no  lines  of  credit  or other  bank  financing  arrangements. Generally,  we have  financed  operations  to date  through the  proceeds of the  private  placement  of  equity.  In  connection  with our business plan, management anticipates additional increases in operating expenses and capital  expenditures  relating to: (i)  acquisition of inventory;  and (ii) working capital.  We intend to finance these expenses with further  issuances of securities,  and debt  issuances.  Thereafter,  we  expect we will need to raise additional   capital  and  generate   revenues  to  meet   long-term   operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current  shareholders.  Further, such securities might have rights,  preferences or privileges  senior to our common stock.  Additional financing may not be available  upon  acceptable  terms,  or at all. If adequate funds are not available or are not available on acceptable  terms, we may not be able to take advantage of prospective new business  endeavors or  opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual  Report,  we do not have  any  off-balance  sheet arrangements  that have or are  reasonably  likely  to have a current  or future effect on our financial condition,  changes in financial condition,  revenues or expenses,  results of operations,  liquidity,  capital  expenditures  or capital resources that are material to investors.

GOING CONCERN

The independent  auditors' report  accompanying our December 31, 2008 and December 31, 2007  financial   statements  contains  an  explanatory   paragraph expressing substantial  doubt  about  our  ability  to  continue  as a going concern.  The financial  statements  have been prepared  "assuming  that we will continue as a going concern," which  contemplates  that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7. FINANCIAL STATEMENTS

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS AS AT DECEMBER 31, 2008 AND DECEMBER 31, 2007

STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007 AND FOR THE PERIOD MARCH 27, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2008

STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD MARCH 27, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2008

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007 AND FOR THE PERIOD MARCH 27, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2008

NOTES TO THE FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Onyx China, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Onyx China, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, and from inception on March 27, 2007 through December 31, 2007, and from inception on March 27, 2007 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx China, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, and from inception on March 27, 2007 through December 31, 2007, and from inception on March 27, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2b to the financial statements, the Company has accumulated deficit of $27,773 as at December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2b.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 13, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ONYX CHINA INC (A Development Stage Company) Balance Sheets
Assets
	December 31,	December 31,
	2008	2007

Current Assets
Cash	$4,827	$30,667
Total Assets	$4,827	$30,667

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Total Current Liabilities	$-	$-

Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
5,050,000 shares issued and outstanding	5,050	5,050
Additional paid-in-capital	27,550	27,550
Deficit accumulated during the development stage	(27,773)	(1,933)
Total stockholders’ equity	4,827	30,667
Total liabilities and stockholders’ equity	$4,827	$30,667

The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC (A Development Stage Company) Statements of Operations
	Year Ended December 31, 2008	From Inception on March 27, 2007 to December 31,2007	From Inception on March 27, 2007 through December 31, 2008

Expenses
General and Administrative Expenses	$ 25,840	$ 1,933	$ 27,773
Total Expenses	$ 25,840	$ 1,933	$ 27,773
Net (loss) before Income Taxes	$ (25,840)	$ (1,933)	$ (27,773)
Income Tax Expense	$ -	$ -	$ -

Net (loss)	$ (25,840)	$ (1,933)	$ (27,773)

(Loss) per share – Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,050,000	4,449,643

The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC (A Development Stage Company) Statement of Stockholders’ Equity From Inception on March 27, 2007 to December 31, 2008
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total Stockholders’ Equity

April 20, 2007
Common shares issued for cash at $0.002	3,000,000	$ 3,000	$ 3,000	$ -	$ 6,000
May 8, 2007
Common shares issued for cash at $0.002	800,000	800	800	-	1,600
May 16, 2007
Common shares issued for cash at $0.02	1,250,000	1,250	23,750		25,000
Net (loss)	-	-	-	(1,933)	(1,933)
Balance as of December 31, 2007	5,050,000	5,050	27,550	(1,933)	30,667
Net (Loss)	-	-	-	(25,840)	(25,840)
Balance as of December 31, 2008	5,050,000	$ 5,050	$ 27,550	$ (27,773)	$ 4,827

The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC (A Development Stage Company) Statements of Cash Flows
	Year Ended December 31, 2008	From Inception on March 27, 2007 to December 31, 2007	From Inception on March 27, 2007 to December 31, 2008
Operating activities
Net (loss)	$(25,840)	$(1,933)	$(27,773)
Net cash (used) for operating activities	(25,840)	(1,933)	(27,773)

Financing activities
Sale of common stock		32,600	32,600
Net cash provided by financing activities		32,600	32,600

Net increase (decrease) in cash and equivalents	(25,840)	30,667	4,827

Cash and equivalents at beginning of the period	30,667	-	-
Cash and equivalents at end of the period	$4,827	$30,667	$4,827

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying notes are an integral part of these financial statements.

ONYX CHINA INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

1. ORGANIZATION AND BUSINESS OPERATIONS

ONYX CHINA INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 27, 2007.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted marketing and distributing chinaware to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, March 27, 2007 through December 31, 2008 the Company has accumulated losses of  $27,773.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

These financial  statements  have been prepared on a going concern basis which assumes the Company  will be  able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.   The Company has  incurred  losses  since inception resulting in an accumulated deficit of $27,773 as at December 31, 2008 and further losses are anticipated in the  development of its  business raising substantial doubt about the Company's ability to continue as a going concern.  The ability  to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

ONYX CHINA INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

ONYX CHINA INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2008

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

During the period March 27, 2007  (inception)  to December 31, 2008, the Company  sold  a  total of 5,050,000 shares of common stock  for  total  cash proceeds  of  $32,600.

4. INCOME TAXES

 As of December 31, 2008, the Company had net operating loss carry forwards of approximately $27,773 that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been none.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management,  including Mr.  Lyakutin,  our Chief  Executive  Officer and our

Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  December  31,  2008.  Based  on  that evaluation,  Mr. Lyakutin concluded that our disclosure  controls and procedures were not  effective  as of such date to ensure that  information  required to be disclosed  in the  reports  that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in

Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"),

that are  designed to ensure that  information  required to be  disclosed in our

Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and  that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as

appropriate,  to  allow  timely  decisions  regarding  required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the

effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls'

and  procedures'  objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information  generated for use in this report. In the  course of our  evaluation,  we  sought to  identify  data  errors,  control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive

Officer/Chief  Financial  Officer  concluded  that,  as of the end of the period covered by this Annual report,  our disclosure  controls and procedures  were effective and were operating at the reasonable assurance level.

AUDIT COMMITTEE

Our Board of Directors has not  established an audit  committee.  The respective role of an audit committee has been conducted by our Board of Directors.  We are contemplating  establishment of an audit committee during fiscal year 2009. When established,  the audit  committee's  primary function will be to provide advice with  respect  our  financial  matters and to assist our Board of  Directors  in fulfilling its oversight  responsibilities  regarding finance,  accounting,  and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent  and objective party to monitor our financial reporting  process and  internal  control  system;  (ii) review and appraise the audit  efforts of our  independent  accountants;  (iii)  evaluate our  quarterly financial performance as well as its compliance with laws and regulations;  (iv)

oversee  management's  establishment  and enforcement of financial  policies and business  practices;  and (v) provide an open avenue of communication  among the independent accountants, management and our Board of Directors.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report is as follows:

Name                        Age             Position with the Company

----                        ---             -------------------------

Dmitry Lyakutin              33          President/Chief Executive Officer,

                                         Treasurer, Chief Financial Officer,

                                         Principal Accounting Officer and a

                                         Director

Eleonora Magerramova         24          Secretary

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director,  executive  officer  and key  employee  during  at least the past five years,  indicating his principal  occupation during the period, and the name and principal  business of the organization by which he was employed,  and including other directorships held in reporting companies.

Dmitry Lyakutin has acted as our sole director and officer since our incorporation on March 27, 2007. He devotes close to 40% of his time to planning and organizing activities for Onyx China, Ink. Mr. Lyakutin graduated with a Bachelor Degree in Business from Baikal State Economic University in December 1998. From December 1998 to January 2003, Mr. Lyakutin was employed as Assistant Manager for Taiga Co, Ltd, a private Russian wholesale company involved in distributing glassware, china, crystal and crockery. Mr. Lyakutin was responsible for organization of wholesale and retail trade, customer relations with providers and consumers, marketing and advertising. From January 2003 to February 2007, he has worked as General Manager for Santex Corporation, a private Russian company that sells sanitary engineering equipment, water supply and sewerage materials in Russia and abroad. Since February 2007, Mr. Lyakutin has been a director of Income LLC, a real estate limited liability company in Russia.

Eleonora Magerramova has  acted as our  secretary  since August 14, 2008.  She graduated with a Bachelor Degree in Japanese language from Irkutsk State Foreign Language University in June 2006. Since that time, Ms. Magerramova has been self-employed as sole proprietor and involved in wholesale trade.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed  promoters is or have been  involved in any legal  proceeding concerning:  (i) any  bankruptcy  petition  filed by or against any  business of which such person was a general partner or executive  officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a  criminal  proceeding  or  being  subject  to a  pending  criminal  proceeding

(excluding traffic violations and other minor offenses);  (iii) being subject to any order, judgment or decree, not subsequently reversed,  suspended or vacated,

of any court of competent  jurisdiction  permanently or  temporarily  enjoining,

barring,  suspending or otherwise limiting  involvement in any type of business,

securities or banking  activity;  or (iv) being found by a court, the Securities and Exchange  Commission or the  Commodity  Futures  Trading  Commission to have violated a federal or state  securities or commodities law (and the judgment has not been reversed, suspended or vacated).

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

Name &

   Dmitry Lyakutin,

Title:

   President, CEO, CFO, Treasurer and Director

Year:

   2008        2007

Salary:

   0             0

Bonus:

   0             0

Stock Awards:

   0             0

Option Awards:

   0             0

Non-Equity

Incentive Plan

Compensation:

   0             0

Change in Pension

Value and Non-Qualified

Deferred Compensation

Earnings:

   0             0

All Other Compensation:   0             0

Totals:

   0             0

Name &

   Eleonora Magerramova,

Title:

   Secretary

Year:

   2008        2007

Salary:

   0             0

Bonus:

   0             0

Stock Awards:

   0             0

Option Awards:

   0             0

Non-Equity

Incentive Plan

Compensation:

   0             0

Change in Pension

Value and Non-Qualified

Deferred Compensation

Earnings:

   0             0

All Other Compensation:   0             0

Totals:

   0             0

STOCK OPTION GRANTS

As of the date of this Annual  Report we have not granted any stock options to the executive officers since our inception.

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report,  we have not entered into any  contractual agreements with our executive officers or directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

The following table provides the name and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this Annual report and by the officer and director, individually. Except as otherwise indicated, all shares are owned directly.

                                                  Amount of

Title of        Name and Address                  Beneficial       Percent

 Class         of Beneficial Owner                Ownership        of Class

 -----         -------------------                ---------        --------

Common         Dmitry Lyakutin                    3,000,000         59.41%

Stock          President, Chief Executive

               Officer Treasurer

               and Director

               Kvartal 60, dom 23 apt. 18

               Angarsk, Russia

Common         Eleonora Magerramova                  50,000          0.99%

Stock          Secretary

               Krasnyh Madyar St, 105-22

               Irkutsk, Russia 664047

Common         All officers and directors         3,050,000         60.40%

Stock          as a group that consists of

               two people

The percent of class is based on 5,050,000 shares of common stock issued and outstanding as of the date of this Annual report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

             {circle}Any director or officer;

             {circle}Any person as a nominee for election as a director;

             {circle}Any person who beneficially owns, directly or indirectly,

                    shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

             {circle}Any member of the immediate family of any of the foregoing persons.

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

During  fiscal year ended December 31, 2008, we incurred  approximately  $7,775 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial  statements for fiscal year ended December 31, 2008 and for the review of our financial  statements  for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During  fiscal  year ended December 31,  2008,  we did not incur any other fees for professional services rendered by our principal  independent  accountant for all other non-audit  services which may include,  but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 14. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.                               Document

-----------                               --------

    3.1              Articles of Incorporation*

    3.2              Bylaws*

   31.1              Certification  of Chief Executive  Officer Pursuant to Rule

                     13a-14(a) or 15d-14(a) of the Securities Exchange Act.

   31.2              Certification  of Chief Financial  Officer Pursuant to Rule

                     13a-14(a) or 15d-14(a) of the Securities Exchange Act.

   32.1              Certification   of  Chief   Executive   Officer  and  Chief

                     Financial Officer Under Section 1350 as Adopted Pursuant to

                     Section 906 of the Sarbanes-Oxley Act.

*     filed as an exhibit to our registration statement on Form SB-2 dated February 1, 2008

SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                                              ONYX CHINA,  INC.

Dated: March 19, 2009                          By: /s/ Dmitry Lyakutin

                                              ----------------------------------

                                              Dmitry Lyakutin,

                                              President/Chief Executive Officer

Dated: March 19, 2009                          By: /s/ Dmitry Lyakutin

                                              ----------------------------------

                                               Dmitry Lyakutin

                                              Treasurer/Chief Financial Officer