Form 10-Q
period 2009-03-31
Onyx China, Inc.
filed 2009-05-14
CIK 1425203

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 14, 2009
Common Stock, $0.001	5,050,000

ONYX CHINA, INC.

Form 10-Q

PART I

      ITEM 1. FINANCIAL STATEMENTS

ONYX CHINA INC (A Development Stage Company) Balance Sheet

Assets
	March 31	December 31
	2009	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$7,276	$4,827
Total Assets	$7,276	$4,827

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Loans from related party	8,000	-
Total Current Liabilities	$8,000	$-

Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
5,050,000 shares issued and outstanding	5,050	5,050
Additional paid-in-capital	27,550	27,550
Deficit accumulated during the development stage	(33,324)	(27,773)
Total stockholders’ equity (deficit)	(724)	4,827
Total liabilities and stockholders’ equity (deficit)	$7,276	$4,827

See Accompanying Notes to Financial Statements

ONYX CHINA INC (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	From Inception on March 27, 2007 to March 31, 2009

Expenses
General and Administrative Expenses	$5,551	$ 11,745		$33,324

Net (loss)	$(5,551)	$ (11,745)		$(33,324)

(Loss) per share – Basic and diluted	$(0.00)	$ (0.00)	$

Weighted Average Number of Common Shares Outstanding	5,050,000	5,050,000

See Accompanying Notes to Financial Statements

ONYX CHINA INC (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	From Inception on March 27, 2007 to March 31, 2009

Cash flows from operating activities
Net (loss)	$(5,551)	$ (11,745)	$(33,324)
Net cash used for operating activities	(5,551)	(11,745)	(33,324)

Cash flows from financing activities
Sale of common stock	-	-	32,600
Loans from related party	8,000	-	8,000
Net cash provided by financing activities	8,000	-	40,600

Net increase (decrease) in cash and equivalents	2,449	(11,745)	7,276

Cash and equivalents at beginning of the period	4,827	30,667	-
Cash and equivalents at end of the period	$7,276	18,922	$7,276

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Financial Statements

ONYX CHINA INC

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2009

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

ONYX CHINA INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 27, 2007.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted marketing and distributing chinaware to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, March 27, 2007 through March 31, 2009 the Company has accumulated losses of  $33,324.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $33,324 as of March 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

March 31, 2009

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

ONYX CHINA INC

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2009

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ONYX CHINA INC

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2009

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. INCOME TAXES

 As of March 31, 2009, the Company had net operating loss carry forwards of approximately $33,324 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTONS

On March 3, 2009 related party had loaned the Company $8,000. The loan is non-interest bearing and due upon demand.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Onyx China, Inc. is a corporation organized under the laws of the State of Nevada.  We are engaged in the business of marketing and distributing chinaware to North American market.

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

Three-Month Period Ended March 31, 2009 Compared Three-Month Period Ended March 31, 2008.

Our net loss for the three-month period ended March 31, 2009 was approximately ($5,551) compared to a net loss of ($11,745) during the three-month period ended March 31, 2008. During the three-month periods ended March 31, 2009 and 2008, we did not generate any revenue.

During the three-month period ended March 31, 2009, we incurred general and administrative expenses of approximately $5,551 compared to $11,745 incurred during the three-month period ended March 31, 2008. General and administrative expenses incurred during the three-month period ended March 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the three-month period ended March 31, 2009 was ($5,551) or ($0.00) per share compared to a net loss of ($11,745) or ($0.00) per share during the three-month period ended March 31, 2008. The weighted average number of shares outstanding was 5,050,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended March 31, 2009

As at the three-month period ended March 31, 2009, our current assets were $7,276 and our current liabilities were $8,000, which resulted in a working capital deficiency of $724. As at the three-month period ended March 31, 2009, current assets were comprised of $7,276 in cash. As at the three-month period ended March 31, 2009 current liabilities were comprised of $8,000 in loan from related party.

As at the three-month period ended March 31, 2009, our total assets were $7,276 comprised entirely of current assets compared to $4,827 at fiscal year ended December 31, 2008. The increase in total assets during the three-month period ended March 31, 2009 from fiscal year ended December 31, 2008 was due to an increase in cash resulting from loans from related party.

As at the three-month period ended March 31, 2009, our total liabilities were $8,000 comprised entirely of current liabilities compared to $-0- at fiscal year ended December 31, 2008. The increase in liabilities during the three-month period ended March 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the increase in loans from related party.

As at the three-month period ended March 31, 2009 stockholders’ deficit was ($724) compared to stockholder's equity of $4, 827  at the fiscal year ended December 31, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2009,  net cash flows used in operating activities was ($5,551) consisting primarily of a net loss of ($5,551). For the three-month period ended March 31, 2008, net cash flows used in operating activities was ($11,745),  consisting primarily of a net loss of ($11,745).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended March 31, 2009, net cash flows provided from financing activities was $8,000, consisting of $8,000 loan from related party. For the three-month period ended March 31, 2008, net cash flows provided from financing activities was $0.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2008 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed on form 8-K during the period covered by this report.

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

Dated: May 14, 2009

   By: /s/ Dmitry Lyakutin

-----------------------------------------------

Dmitry Lyakutin, President and

Chief Executive Officer

Dated: May 14, 2009

 By: /s/ Dmitry Lyakutin

-----------------------------------------------

Dmitry Lyakutin, Chief Financial

Officer