Form 10-Q
period 2009-06-30
Lux Energy Corp.
filed 2009-08-19
CIK 1425203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 333-149000


                                Lux Energy Corp.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          98-0557091
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      Suite 1950 - 777 8th Ave S.W.
        Calgary, Alberta, Canada                            T2P 3R5
(Address of principal executive offices)                   (Zip Code)

                                 (780) 669-0936
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 19, 2009, the registrant's outstanding common stock consisted of 25,250,000 shares.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements.                                            3

     ITEM 2. Management Discussion and Analysis of Financial
             Condition / Plan of Operations.                                 13

     ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.     16

     ITEM 4. Control and Procedures.                                         16

     ITEM 4T. Controls and Procedures.                                       16

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings.                                              17

     ITEM 2. Unregistered Sales of Equity Securities.                        18

     ITEM 3. Defaults Upon Senior Securities.                                18

     ITEM 4. Submission of Matters to a Vote of Security Holders.            18

     ITEM 5. Other Information.                                              18

     ITEM 6. Exhibits.                                                       18

PART I - FINANCIAL INFORMATION.

Lux Energy Corp.
(A Development Stage Company)
June 30, 2009

                                                                           Index
                                                                           -----

     Balance Sheet                                                           4

     Statements of Operations                                                5

     Statement of Stockholders' Defecit                                      6

     Statements of Cash Flows                                                7

     Notes to the Financial Statements                                       8

LUX ENERGY CORP. fka ONYX CHINA INC
(A Development Stage Company)
Balance Sheet
--------------------------------------------------------------------------------

                                                                         June 30,          December 31,
                                                                           2009               2008
                                                                         --------           --------
                                                                       (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                   $  4,819           $  4,827
                                                                         --------           --------

TOTAL ASSETS                                                             $  4,819           $  4,827
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $     --           $     --
  Loans from related party                                                  8,000                 --
                                                                         --------           --------

TOTAL CURRENT LIABILITIES                                                   8,000                 --
                                                                         --------           --------

STOCKHOLDERS' EQUITY
  Common stock, $0.001par value, 250,000,000 shares authorized;
   25,250,000 shares issued and outstanding                                25,250             25,250
  Additional paid-in-capital                                                7,350              7,350
  Deficit accumulated during the development stage                        (35,781)           (27,773)
                                                                         --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (3,181)             4,827
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $  4,819           $  4,827
                                                                         ========           ========


                 See Accompanying Notes to Financial Statements

LUX ENERGY CORP. fka ONYX CHINA INC
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                          Three Months     Three Months      Six Months      Six Months    From Inception on
                                             Ended            Ended            Ended           Ended       March 27, 2007 to
                                            June 30,         June 30,         June 30,        June 30,          June 30,
                                              2009             2008             2009            2008              2009
                                          ------------     ------------     ------------    ------------      ------------
Expenses
  General and Administrative Expenses     $      2,457     $      7,204     $      8,008    $     18,949      $     35,781
                                          ------------     ------------     ------------    ------------      ------------

Net (loss)                                $     (2,457)    $     (7,204)    $     (8,008)   $    (18,949)     $    (35,781)
                                          ============     ============     ============    ============      ============

(LOSS) PER SHARE - BASIC AND DILUTED      $      (0.00)    $      (0.00)    $      (0.00)   $      (0.00)
                                          ============     ============     ============    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  25,250,000       25,250,000       25,250,000
                                          ============     ============     ============


                 See Accompanying Notes to Financial Statements

LUX ENERGY CORP. fka ONYX CHINA INC
(A Development Stage Company)
Statement of Stockholders' Deficit
From Inception on March 27, 2007 to June 30, 2009
(Unaudited)
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                Number of                Additional     During
                                                 Common                   Paid-in     Development
                                                 Shares        Amount     Capital        Stage         Total
                                                 ------        ------     -------        -----         -----
April 20, 2007
  Common shares issued for cash at $0.002      15,000,000     $15,000     $(9,000)     $     --      $  6,000

May 8, 2007
  Common shares issued for cash at $0.002       4,000,000       4,000      (2,400)           --         1,600

May 16, 2007
  Common shares issued for cash at $0.02        6,250,000       6,250      18,750            --        25,000

Net loss                                               --          --          --       (27,773)      (27,773)
                                               ----------     -------     -------      --------      --------

Balance as of December 31, 2008                25,250,000      25,250       7,350       (27,773)        4,827

Net (Loss)                                             --          --          --        (8,008)       (8,008)
                                               ----------     -------     -------      --------      --------

Balance as of June 30, 2009                    25,250,000     $25,250     $ 7,350      $(35,781)     $ (3,181)
                                               ==========     =======     =======      ========      ========


                 See Accompanying Notes to Financial Statements

LUX ENERGY CORP. fka ONYX CHINA INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                        Six Months         Six Months     From Inception on
                                                          Ended              Ended        March 27, 2007 to
                                                         June 30,           June 30,           June 30,
                                                           2009               2008               2009
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                             $ (8,008)          $(18,949)          $(35,781)
                                                         --------           --------           --------

      Net cash used for operating activities               (8,008)           (18,949)           (35,781)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                         --                 --             32,600
  Loans from related party                                  8,000                 --              8,000
                                                         --------           --------           --------

      Net cash provided by financing activities             8,000                 --             40,600
                                                         --------           --------           --------

Net increase (decrease) in cash and equivalents                (8)           (18,949)             4,819

Cash and equivalents at beginning of the period             4,827             30,667                 --
                                                         --------           --------           --------

Cash and equivalents at end of the period                $  4,819             11,718           $  4,819
                                                         ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --           $     --
                                                         ========           ========
  Taxes                                                  $     --           $     --
                                                         ========           ========


                 See Accompanying Notes to Financial Statements

LUX ENERGY CORP. fka ONYX CHINA INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2009
(Unaudited)


1. ORGANIZATION AND BUSINESS OPERATIONS

ONYX CHINA INC ("the Company") was incorporated under the laws of the State of Nevada, U.S. on March 27, 2007. The name of the company was changed to Lux Energy Corp. on May 4, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7"). On June 4, 2009, the Board of Directors of the Company passed a resolution to abandon the Company's current business plan of marketing Russian porcelain products to North America. The Board has decided instead to actively seek acquiring interests in producing and exploration stage oil wells, focusing its search in North America.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, March 27, 2007 through June 30, 2009 the Company has accumulated losses of $35,781.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $35,781 as of June 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

LUX ENERGY CORP. fka ONYX CHINA INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2009
(Unaudited)


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

k) Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

LUX ENERGY CORP. fka ONYX CHINA INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2009
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

LUX ENERGY CORP. fka ONYX CHINA INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2009
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

3. COMMON STOCK

The authorized capital of the Company is 250,000,000 common shares with a par value of $ 0.001 per share. In April 2007, the Company issued 15,000,000 shares of common stock at a price of $0.0004 per share for total cash proceeds of $6,000.

In May 2007, the Company issued 4,000,000 shares of common stock at a price of $0.0004 per share for total cash proceeds of $1,600.

In May 2007, the Company also issued 6,250,000 shares of common stock at a price of $0.004 per share for total cash proceeds of $25,000.

During the period March 27, 2007 (inception) to December 31, 2007, the Company sold a total of 25,250,000 shares of common stock for total cash proceeds of $32,600.

On May 4, 2009, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, with an effective date of May 21, 2009, effecting a 5 for 1 forward-split of the Company's issued and outstanding common shares. The Stockholders received four additional shares of common stock for each share of common stock held as of the close of business on the record date. All shares and per-share data have been restated to reflect this stock split.

4. INCOME TAXES

As of June 30, 2009, the Company had net operating loss carry forwards of approximately $35,781 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

LUX ENERGY CORP. fka ONYX CHINA INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2009
(Unaudited)


5. RELATED PARTY TRANSACTONS

On March 3, 2009 related party had loaned the Company $8,000. The loan is non-interest bearing and due upon demand.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

OVERVIEW

We were incorporated in the State of Nevada on March 27, 2007 under the name Onyx China, Inc. On May 21, 2009 we changed our name to Lux Energy Corp. We are engaged in the business of acquiring interests in producing and exploration stage oil wells in North America.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "LUXE.OB". We do not have any subsidiaries.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Lux Energy" refers to Lux Energy Corp.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had cash of $4,819 and a working capital deficiency of $3,181. As of June 30, 2009 our accumulated deficit was $35,781. For the three months ended June 30, 2009 our net loss was $2,457 compared to $7,204 during the same period in 2008. This decrease was due to lower general and administrative expenses.

Our loss was funded by proceeds from shareholder loans. During the six months ended June 30, 2009, we raised in net proceeds $8,000 through financing activities and our cash position decreased by $8.

We used net cash of $8,008 in operating activities for the six months ended June 30, 2009 compared to net cash of $18,949 in operating activities for the same period in 2008. We did not use any money in investing activities for the six months ended June 30, 2009 nor did we use any money for investing activities during the same period in 2008.

During the six months ended June 30, 2009 our monthly cash requirement was approximately $2,669, compared to approximately $6,316 for the same period in 2008. We expect to require a total of approximately $1,325,000.00 to fully carry out our business plan over the next twelve months beginning September 2009 as set out in this table:

               Description                                 Estimated Expense
               -----------                                 -----------------

       Salaries, Operating, Legal, Auditing Expenses          $  175,000
       Medicine Hat Wells                                     $  300,000
       Barrhead C & D Wells                                   $  200,000
       Barrhead E & F Wells                                   $  350,000
       Monteray Wells                                         $  300,000
                                                              ----------
       TOTAL                                                  $1,325,000
                                                              ==========

We intend to meet our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. We are currently not in good short-term financial standing. We anticipate that we may not generate any revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at June 30, 2009, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008 AND FROM INCEPTION TO JUNE 30, 2009.

LIMITED REVENUES

Since our inception on March 27, 2007 to June 30, 2009, we did not earn any revenues. As of June 30, 2009, we have an accumulated deficit of $35,781 and we did not earn any revenues during the three months ending on June 30, 2009. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $2,457 for the three months ended June 30, 2009, compared to a net loss of $7,204 for the same period in 2008. This decrease in net loss is due to lower general and administrative expenses. From inception on March 27, 2007 to June 30, 2009, we have incurred a net loss of $35,781. Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2009, and $0.00 for the same period in 2008.

EXPENSES

Our total operating expenses decreased from $7,204 to $2,457 for the three months ended June 30, 2009 compared to the same period in 2008. This decrease in expenses is due to lower general and administrative fees. Since our inception on March 27, 2007 to June 30, 2009, we have incurred total operating expenses of $35,781. Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses decreased $4,747 from $7,204 to $2,457 for the three months ended June 30, 2009 compared to the same period in 2008. Since our inception on March 27, 2007 until June 30, 2009 we have spent $35,781 on general and administrative expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

LIMITED REVENUES

We did not earn any revenues during the six months ending on June 30, 2009, nor did we earn any revenues during the same period in 2008. At this time, our ability to generate any significant revenues continues to be uncertain.

NET LOSS

We incurred a net loss of $8,008 for the six months ended June 30, 2009, compared to a net loss of $18,949 for the same period in 2008. This decrease in net loss is due to lower general and administrative expenses. Our basic and diluted loss per share was $0.00 for the six months ended June 30, 2009, and $0.00 for the same period in 2008.

EXPENSES

Our total operating expenses decreased from $18,949 to $8,008 for the six months ended June 30, 2009 compared to the same period in 2008. This decrease in expenses is due to lower general and administrative fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses deceased $10,941 from $18,949 to $8,008 for the six months ended June 30, 2009 compared to the same period in 2008.

INFLATION

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Not applicable.

ITEM 4. CONTROL AND PROCEDURES.

Not applicable

ITEM 4T. CONTROL AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on March 19, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

a) We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b) Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of August 14, 2009 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number                              Description
------                              -----------

31.1 Certification of Chief Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                        LUX ENERGY CORP.
                                          (REGISTRANT)


Date: August 19, 2009                   /s/ Shane Broesky
                                        ----------------------------------------
                                        Shane Broesky
                                        President, Chief Executive Officer,
                                        Chief Financial Officer, Director
                                        (Authorized Officer for Registrant)