Form 10-Q
period 2009-09-30
Lux Energy Corp.
filed 2009-11-20
CIK 1425203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ended September 30, 2009

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 20, 2009, the registrant's outstanding common stock consisted of 25,250,000 shares.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements                                           3

     ITEM 2. Management Discussion and Analysis                            13

     ITEM 3. Control and Procedures                                        15


PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings.                                            16

     ITEM 2. Unregistered Sales of Equity Securities.                      16

     ITEM 3. Defaults Upon Senior Securities.                              16

     ITEM 4. Submission of Matters to a Vote of Security Holders.          16

     ITEM 5. Other Information.                                            16

     ITEM 6. Exhibits.                                                     16

SIGNATURES                                                                 17

                       PART I - FINANCIAL INFORMATION.


                               Lux Energy Corp.
                        (An Exploration Stage Company)
                              September 30, 2009



                                                                      Index
                                                                      -----

     Balance Sheets                                                     4

     Statements of Operations                                           5

     Statements of Stockholders' Equity (Deficit)                       6

     Statements of Cash Flows                                           7

     Notes to the Financial Statements                                  8

                               LUX ENERGY CORP.
                             FKA: Onyx China Inc.
                         (An Exploration Stage Company)
                                Balance Sheets
                          (Expressed in US Dollars)

                                              September 30,  December 31,
                                                  2009          2008
                               Assets           --------      --------
                                               (Unaudited)
Current Assets
Cash and equivalents                           $    506       $  4,827
                                               --------       --------
Total current assets                                506          4,827

Oil and gas properties                          194,974              -
                                               --------       --------
Total assets                                   $195,480       $  4,827
                                               ========       ========

               Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities       $  6,601       $     --
Accrued interest related party                    2,455             --
Loans payable related party                     194,974             --
                                               --------       --------
Total current liabilities                       204,030             --
                                               --------       --------
Total liabilities                               204,030             --
                                               --------       --------

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 250,000,000
authorized; 25,250,000 shares issued and
outstanding as of September 30, 2009 and
December 31, 2008                                25,250         25,250
Additional paid-in-capital                       15,350          7,350
Deficit accumulated during the
exploration stage                               (49,150)       (27,773)
                                                --------       --------
Total stockholders' equity (deficit)             (8,550)         4,827
                                                --------       --------
Total liabilities and stockholders'
equity (deficit)                                $195,480       $  4,827
                                                ========       ========


  The accompanying notes are an integral part of the financial statements.

                               LUX ENERGY CORP.
                             FKA: Onyx China Inc.
                         (An Exploration Stage Company)
                           Statements of Operations
                           (Expressed in US Dollars)
                                 (Unaudited)


                                                                                                      From Inception on
                                        For the three months ended        For the nine months ended   March 27, 2007 to
                                               September 30,                    September 30,            September 30,
                                           2009             2008             2009            2008            2009
                                       ------------     ------------     ------------    ------------    ------------
Revenues                               $        571     $          -     $        571    $          -    $        571
                                       ------------     ------------     ------------    ------------    ------------

Expenses
  General and administrative                  4,889            2,113           12,897          21,062          40,670
  Professional fees                           6,491                -            6,491               -           6,491
                                       ------------     ------------     ------------    ------------    ------------
Total expenses                               11,380            2,113           19,388          21,062          47,161
                                       ------------     ------------     ------------    ------------    ------------

Operating loss                              (10,809)          (2,113)         (18,817)        (21,062)        (46,590)

Other income and (expenses)
  Interest expense                           (2,430)               -           (2,430)              -          (2,430)
                                       ------------     ------------     ------------    ------------    ------------
Total other income (expense)                 (2,430)               -           (2,430)              -          (2,430)
                                       ------------     ------------     ------------    ------------    ------------

Net loss                                    (13,239)          (2,113)         (21,247)        (21,062)        (49,020)

Other Comprehensive income (loss)
  Foreign currency translation
    adjustment                                 (130)               -             (130)              -            (130)
                                       ------------     ------------     ------------    ------------    ------------

Comprehensive loss                     $    (13,369)    $     (2,113)    $    (21,377)   $    (21,062)   $    (49,150)
                                       ============     ============     ============    ============    ============

Net Loss Per Share - Basic and Diluted
  on continuing operations             $      (0.00)    $      (0.00)    $      (0.00)   $      (0.00)
                                       ============     ============     ============    ============

Weighted average number of shares
  outstanding                            25,250,000       25,250,000       25,250,000      25,250,000
                                       ============     ============     ============    ============


  The accompanying notes are an integral part of the financial statements.

                               LUX ENERGY CORP.
                             FKA: Onyx China Inc.
                         (An Exploration Stage Company)
                   Statements of Stockholders' Equity (Deficit)
             From Inception (March 27, 2007) to September 30, 2009
                           (Expressed in US Dollars)
                                 (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                    Common Shares        Additional     During
                                                 --------------------     Paid-in     Exploration
                                                 Shares        Amount     Capital        Stage         Total
                                                 ------        ------     -------        -----         -----
Balance at inception March 27, 2007                     -     $     -     $     -      $      -      $      -
Capital stock issued for cash April 20, 2007:
  -at $0.001                                   15,000,000     $15,000     $(9,000)     $      -      $  6,000
Capital stock issued for cash May 8, 2007:
  -at $0.001                                    4,000,000       4,000      (2,400)           --         1,600
Capital stock issued for cash May 16, 2007:
  -at $0.001                                    6,250,000       6,250      18,750            --        25,000

Net loss for the period March 27, 2005
  (inception) to December 31, 2007                      -           -           -        (1,933)       (1,933)
                                               ----------     -------     -------      --------      --------
Balance as at December 31, 2007                25,250,000      25,250       7,350        (1,933)       30,667

Net loss for the year ended December 31, 2008           -           -           -       (25,840)      (25,840)
                                               ----------     -------     -------      --------      --------
Balance as at December 31, 2008                25,250,000      25,250       7,350       (27,773)        4,827

Contribution of capital                                 -           -       8,000             -         8,000

Net loss for the period ended
  September 30, 2009                                    -           -           -       (21,377)      (21,377)
                                               ----------     -------     -------      --------      --------
Balance as at September 30, 2009               25,250,000      25,250      15,350       (49,150)       (8,550)
                                               ==========     =======     =======      ========      ========



  The accompanying notes are an integral part of the financial statements.

                               LUX ENERGY CORP.
                             FKA: Onyx China Inc.
                         (An Exploration Stage Company)
                           Statements of Cash Flows
                           (Expressed in US Dollars)
                                 (Unaudited)

                                                             From Inception
                                          Nine months ended (March 27, 2007)
                                             September 30,        to
                                          ------------------  September 30,
                                            2009      2008       2009
                                          --------  --------  -------------
Operating Activities
  Net (loss)                              $(21,377) $(21,062) $     (49,150)
  Adjustments to reconcile net
   loss to net cash
   used in operating activities:
     Increase in accounts payable
       and expenses                          6,601         -          6,601
     Increase in interest expense            2,455         -          2,455
                                          --------  --------  -------------
Net cash used for operating activities     (12,321)  (21,062)       (40,094)
                                          --------  --------  -------------

Investing Activities
  Purchase of oil and gas properties      (194,974)        -       (194,974)
                                          --------  --------  -------------
Net cash used in investing activities     (194,974)        -       (194,974)
                                          --------  --------  -------------

Financing Activities
  Contribution of capital                    8,000         -          8,000
  Issuance of common stock                       -         -         32,600
  Loans payable                            194,974         -        194,974
                                          --------  --------  -------------
Net cash provided by financing activities  202,974         -        235,574
                                          --------  --------  -------------

Increase (decrease) in cash
  and cash equivalents                      (4,321)  (21,062)           506

Cash and cash equivalents,
  beginning of the period                    4,827    30,667              -
                                          --------  --------  -------------

Cash and cash equivalents,
  end of the period                       $    506  $  9,605  $        506
                                          ========  ========  =============


                 See Accompanying Notes to Financial Statements

                               LUX ENERGY CORP.
                             FKA: Onyx China Inc.
                         (An Exploration Stage Company)
                       Notes to the financial statements
                             September 30, 2009
                          (Expressed in US Dollars)
                                 (Unaudited)

1)  Business and History

LUX ENERGY CORP. ("the Company") was incorporated under the name "Onyx China Inc." under the laws of the State of Nevada on March 27, 2007. On May 4, 2009 the company changed its name to Lux Energy Corp. The Company is an Exploration Stage Company.

On June 4, 2009, the Board of Directors of the Company passed a resolution to abandon the Company's then current business plan to actively seek and acquire interests in producing and exploration stage oil wells, focusing its search on North America.

On August 26, 2009 there was a change in control of the Company. Mr. Dmitry Lyakutin, former director and officer of the Company, sold all 15,000,000 common shares owned by Mr. Lyakutin to Mr. Shane Broesky.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. At September 30, 2009, the Company has a working capital deficiency of $203,524 (December 31, 2008 working capital - $4,827) and has accumulated losses of $49,150 since its inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The results of operations for the nine month period ending September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

These unaudited interim financial statements should be read in conjunction with the December 31, 2008 audited financial statements of the Company.

2)  Summary of Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises and are expressed in U.S. dollars.

                               LUX ENERGY CORP.
                             FKA: Onyx China Inc.
                         (An Exploration Stage Company)
                       Notes to the financial statements
                             September 30, 2009
                          (Expressed in US Dollars)
                                 (Unaudited)

2)  Summary of Significant Accounting Policies (continued)

b) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

c) Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

d) Foreign Currency Translation

The Company's functional currency is in US dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

e) Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

f) Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. The Company has not issued any stock options since its inception.

                               LUX ENERGY CORP.
                             FKA: Onyx China Inc.
                         (An Exploration Stage Company)
                       Notes to the financial statements
                             September 30, 2009
                          (Expressed in US Dollars)
                                 (Unaudited)

2) Summary of Significant Accounting Policies (continued)

g) Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At September 30, 2009, there are no dilutive potential common shares.

h) Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

i) Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, and accounts payable and accrued liabilities. The carrying value of the financial instruments is approximate fair value due to their short term to maturity. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

j) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k) Comprehensive Loss

The Company follows Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements

                               LUX ENERGY CORP.
                             FKA: Onyx China Inc.
                         (An Exploration Stage Company)
                       Notes to the financial statements
                             September 30, 2009
                          (Expressed in US Dollars)
                                 (Unaudited)

3) Oil and Gas Properties

Pursuant to a purchase agreement dated July 31, 2009 the Company acquired a 4.09771% working interest in a crown leased property located at TWP 58, RGE 4, W5M: Secs 14 and 13 in the Barrhead area of Alberta, Canada and a 1.99994% working interest in a crown leased property located at TWP 52, RGE 10, W5M:
Secs 10 and 12 in the Bigoray area of Alberta, Canada, for a total purchase price of $180,974 ($195,000CDN).

Pursuant to an assignment agreement dated September 15, 2009 with an individual, Mr. Harry Lappa, the company acquired a 0.011% working interest in a well, Quinlan #2 located in the state of Oklahoma, for a purchase price of $14,000.

4) Common Stock

The authorized number of common shares is 250,000,000 common shares with a par value of $0.001.

On April 20, 2007, the Company issued 15,000,000 shares of common stock for cash of $6,000 ($0.0004 per share)

On May 8, 2007, the Company issued 4,000,000 shares of common stock for cash of $1,600 ($0.0004 per share).

On May 16, 2007, the Company issued 6,250,000 shares of common stock for net cash of $25,000 ($0.0004 per share).

On May 4, 2009 the Company performed a 5:1 forward split of its common stock for an additional 20,200,000 shares being issued for a total of 25,250,000 shares issued and outstanding.

In September 2009 a former shareholder, director and officer of the Company contributed $8,000 to the Company in renunciation of a related party loan due from the Company to the former shareholder, director and officer of the Company.

5) Related Party Transactions

On March 3, 2009 a former shareholder, director and officer advanced the Company a non-interest bearing loan of $8,000.00, payable on demand.

In September 2009 the former shareholder, director and officer of the Company contributed $8,000 to the Company in renunciation of the non-interest bearing demand loan due from the Company.

On July 10, 2009 the Company borrowed funds in the amount of $180,974US ($195,000CDN) from C.U. YourOilRig Corp. a private corporation. The Company and C.U. YourOilRig Corp. were related by former shareholders and directors in common.

In September 2009 the former shareholders and directors in common of C. U. YourOilRig Corp. resigned as directors of C.U. YourOilRig Corp. and disposed of all their holdings in C.U. YourOilRig Corp.

                               LUX ENERGY CORP.
                             FKA: Onyx China Inc.
                         (An Exploration Stage Company)
                       Notes to the financial statements
                             September 30, 2009
                          (Expressed in US Dollars)
                                 (Unaudited)

6) Loans Payable Related Party

On July 10, 2009 the Company entered into an agreement with C.U. YourOilRig Corp. in which C. U. YourOilRig Corp., advanced on behalf of the Company, a total of $180,974 for the acquisition of a 4.09771% and a 1.9994% working interest in oil and gas properties located in the Barrhead and Bigoray areas of Alberta, Canada. The loan is an interest bearing loan at 6% per annum due on demand.

On September 15, 2009 the Company entered into an agreement with C.U. YourOilRig Corp. in which C. U. YourOilRig Corp., advanced on behalf of the Company, a total of $14,000 for the acquisition of a 0.011% working interest in Quinlan #2 located in the state of Oklahoma. This loan is non-interest bearing and due on demand.

The Company and C.U. YourOilRig Corp. were related by former shareholders and directors in common.

The Company has recorded interest of $2,430 as interest expense on the loan payable related party for the quarter ending September 30, 2009.

Item 2. Management's Discussion and Analysis


Overview

During the third quarter, the company was in a start up mode. Principals of the Company changed and Shane Broesky was appointed as the new President, and CEO.

The previous board was retired and Shane Broesky was appointed as the sole director.

The Company arranged private funding for $195,000.00CDN to enter the start up activity period.

The Company acquired working interests in oil and gas leases in South Central, Alberta.

The leases acquired include, Bigoray A and B and Barrhead C and D. Two of the wells went into production in late August and the first revenue cheques arrived in September.

The Company is very pleased with the initial performance indicators and plans to expand its' interests in these Alberta locations over the next few months.

The Company is also planning to offer directorships to a select group of petroleum engineers and administrators. These individuals have vast expertise in the technical and financial aspects of the petroleum industry.

The Company has appointed Seale and Beers, CPAs as the replacement auditors. The previous auditor M Moore had resigned.


Liquidity and Capital Resources

At September 30, 2009, the Company had a working capital deficit of $203,524, compared to working capital of $4,827 at December 31, 2008. At September 30, 2009, the total assets of the Company were $195,480, consisting of cash and oil and gas properties compared to total assets in the amount of $4,827 at December 31, 2008, consisting of cash. This increase in assets was due to the acquisition of oil and gas properties located in Alberta, Canada.

At September 30, 2009 the total current liabilities of the Company increased to $204,030 from $nil at December 31, 2008. This increase in current liabilities was due to loans from financing activities, accounts payable and accrued interest.

The Company had a negative cash flow of $12,321 from operating activities for the nine months ended September 30, 2009 ($21,062 - 2008), a decrease in cash outflow of approximately 71%.

Cash inflow from financing activities was $202,974 for the nine months ended September 30, 2009 ($nil - 2008) of which $8,000 was attributable to the renunciation of a related party loan by a former shareholder, director and officer of the Company.

Cash flow from investing activities was $194,974 for the nine months ended September 30, 2009 ($nil - 2008)


Results of Operations

Revenues

Operating revenues for the three (3) months ended September 30, 2009 were $571 compared to $nil for the three (3) months ended September 30, 2008. The increase in revenues was due from the acquisition of oil and gas properties located in Alberta, Canada.


Expenses and Comprehensive loss from operations

For the three (3) months ended September 30, 2009 operating expenses were $11,379 compared to $21,062 for the three (3) months ended September 30, 2008. This decrease of $9,683 was due to a decrease in general and administrative expenses. Operating expenses during the quarter ended September 30, 2009 consisted of professional fees of $6,491 and administrative expenses of $4,889. This compares with expenses during the three (3) months ended September 30, 2008, consisting of administrative expenses of $21,062.

The Company recognized a loss of $130 on foreign exchange for the quarter ended September 30, 2009, compared to no loss or gain on foreign exchange during the quarter from the prior year.

The Company posted a comprehensive loss of $13,369 for the quarter ended September 30, 2009, compared to a comprehensive loss of $2,113 for the same period from the previous year. From inception (March 27, 2007) to September 30, 2009, the Company incurred a total comprehensive loss of $49,150. The principle components of losses were professional fees of $6,491, administrative expenses of $40,670, interest expense of $2,430 and foreign exchange loss of $130.

For the nine (9) months ended September 30, 2009, operating expenses were $19,387 compared to $21,062 for the nine (9) months ended September 30, 2008. This decrease of $1,675 was due to a decrease in administrative expenses. Operating expenses during the nine (9) months ended September 30, 2009 consisted solely of professional fees and administrative expenses. This compares with operating expenses during the nine (9) months ended September 30, 2008, consisting of $21,062 of administrative expenses.

The Company recognized a loss of $130 on foreign exchange for the nine (9) months ended September 30, 2009, compared to no loss or gain during the same period from the previous year.

The Company posted a comprehensive loss of $21,377 for the nine (9) months ended September 30, 2009, compared to a comprehensive loss of $21,062 for the same period from the previous year. The increase in the comprehensive loss was due to interest expense and a foreign exchange loss.

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and United States Dollars. We believe that the exchange rate risk surrounding our future transactions will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.


Subsequent Events

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


Item 3. Controls and Procedures

As of the end of the nine months ended September 30, 2009, there were no changes in our internal control over financial reporting that occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of November 20, 2009 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.


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


                                        LUX ENERGY CORP.
                                          (REGISTRANT)


Date: November 20, 2009                 /s/ Shane Broesky
                                        -----------------------------------
                                        Shane Broesky
                                        President, Chief Executive Officer,
                                        Chief Financial Officer, Director
                                        (Authorized Officer for Registrant)