Form 10-K
period 2009-12-31
Lux Energy Corp.
filed 2010-04-15
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

LUX ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-149000	98-0557091
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
Suite 1950 - 777 8th Ave. S.W. Calgary, Alberta, Canada T2P 3R5
(Address of principal executive offices)
(780) 669-0936
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  .

No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “LUXE.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

     .

Accelerated Filer

     .

Non-Accelerated Filer

     .

Smaller Reporting Company

 X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X  .

The number of shares of common stock outstanding as of April 14, 2010 was 75,750,000.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,”“estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “LUXE,” “we,” “us” and “our” are references to LUX Energy Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

History

We were incorporated in the State of Nevada on March 27, 2007. Initially, the Company was going to import and sell Russian porcelain to distributors to chinaware and giftware stores and retail outlets. However, on June 4, 2009, our Board of Directors passed a resolution terminating our distribution agreement with PC Dulevo Porcelain. The decision to terminate this agreement was due to market research conducted by the Company, the results of which concluded that our current business plan would not result in profitable operations.

The same day our Board of Directors passed a resolution to abandon the Company’s current business plan of marketing Russian porcelain products to North America.  The Board has decided instead to actively seek acquiring interests in producing and exploration stage oil wells, focusing its search in North America.

Corporate Overview

Our goal is to seek to acquire quality oil and gas properties, primarily “proved producing and proved undeveloped reserves” in the United States. We see significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields that have a long history of production. We will also explore low-risk development drilling and work-over opportunities with experienced, strong operators. We will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in acquiring oil and/or gas assets that result in profitable operations.

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. We anticipate that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2010. We may also use various debt instruments as well as public offerings to raise needed capital during 2010.

As oil and gas properties become available and appear attractive to our management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for us. Established oil companies continue to strive to reduce costs and debt. This causes significant market opportunities for us to possibly position the Company with sellers that wish to divest themselves of production or proven undeveloped properties in order to provide liquidity. Our management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

We may also finance acquisition of “proven producing reserves” with production levels and cash flow by offering the secure investors with the mineral interests acquired. We may also hedge price risk by selling forward a portion of future production acquired under fixed-price contracts to minimize risk associated with commodity prices. In some cases the future value of such fixed-price contracts may be greater that the initial investments, thereby hedging the inherent acquisition risk, without limiting the upside available the stockholders and investors. There can be no assurance, however, that any of these methods of financing will be successful in helping fund our operations.

The operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

Producing Operations Summary - West Central Alberta A & B

These two wells are capped re-completion wells in an area with proven production. The wells were projected to produce approximately 570,000 cubic feet of natural gas per day or approximately 100 barrels of oil equivalent per day. Because these wells are already drilled, they are supported by well logs, seismic, and subsurface mapping. There are multiple producing formations under this area including Viking, Glauconite, Detrital, and Pekisko. Well A was hooked up and tied into the pipeline this March and exceeded expectations. Well B was uncapped and swabbed in July 2009, the tests came back two times as high as originally projected.

Producing Operations Summary - West Central Alberta C & D

This project is a 2 well program in West Central Alberta, near Edmonton. One is a capped re-completion well in an area with proven production records and the other was a new drill target in a proven development field. The new drill target was successfully drilled in July and encountered 3 gas zones and 1 oil zone in the Banff formation. This well has been classified as an oil discovery well.

Producing Operations Summary - Quinlan #2

This well is located in Pottawatomie County, Oklahoma.  The depth of this well is 4800 feet and we expect to produce from the Simpson Dolomite formation. The Simpson Dolomite zone is a very prolific pay zone in the State of Oklahoma.

Business Conditions Affecting the Company

The crude oil and natural gas industry is extremely cyclical in nature. During the peaks in this cycle, oil prices are higher, exploration activities are more prolific and the costs associated with investing in and developing quality prospects are generally higher than during the downward phase of the cycle. Inherent in this industry during the peaks and valleys are several issues that can affect our ability to be successful in our business plan. These issues are as follows:

Oil and Gas Prices. Commodity prices have been relatively high for the past few years and are currently at or near all time highs. The entire industry in all aspects is extremely active, mainly due to the high prices and current political and economic climate surrounding the energy industry. Because of the increase in prices, many more exploration and production companies have been formed and many existing companies have increased exploration programs or are interested in investing in exploration.

Quality Prospects-Competition. There is intense competition in the oil and gas industry with respect to the acquisition of producing properties and undeveloped prospects. Many major and independent oil and gas companies are actively pursuing and bidding for the mineral rights of desirable properties. Although we believe that there are many quality prospects, it will be essential to our success to continually seek to acquire and explore those prospects. Sustained commodity prices could continue to make it more difficult or more costly to acquire these properties.

Oil-field Services. We may rely on independent contractors to assist in conducting our operations. However, as the competition in the industry intensifies, it may become harder for the Company to obtain drilling rigs and other oil-field services to successfully conduct our future operations. There is increased competition in the oil and gas industry for contract drillers, geologists and all other oil field services. However, we believe that current demand in the areas that we are targeting for prospects has generally been stable and our ability to acquire the necessary services will be sufficient to execute our business plan.

Competition

The petroleum and natural gas industry is intensely competitive, and we compete with other companies that have substantially larger financial resources operations, staffs and facilities. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market oil and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low hydrocarbon market prices. Our ability to acquire additional properties (or interest therein) and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Governmental Regulations and the Cost of Compliance

We are an independent crude oil and natural gas exploration company. Federal, state and local laws and regulations have been enacted regulating the industry which creates liability for certain environmental contamination. Environmental laws regulate, among other things, the transportation, storage, and handling of oil and gas products. Governmental regulations govern matters such as the protection of fresh water sources, both surface and subsurface, remediation of soil and water contamination resulting from business operations or accidents, disposal of residual chemical wastes, operating procedures, waste water discharges, air emissions, fire protection, worker and community right-to-know and emergency response plans. Moreover, so-called “toxic tort” litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should we be deemed to be responsible for contamination or pollution caused or increased by any activities we undertake, or for an accident which occurs in the course of such activities. There can be no assurance that we will establish policies and implement the proper procedures for complying with environmental regulations will be effective at preventing us from incurring a substantial environmental liability. If we were to incur a substantial uninsured liability for environmental damage, our financial condition could be materially adversely affected.

Environmental Laws and Regulations

Our anticipated operations will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on specified lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Employees; Identification of Certain Significant Employees

As of April 14, 2010, we have no employees. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our website at www.luxenergycorp.com, as soon as reasonably practicable after filing with the SEC. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor relations section of our website.

The information on the websites listed above, is not and should not be considered part of this Report on Form 10-K and is not incorporated by reference in this document. These websites are, and are only intended to be, inactive textual references.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We do not own any real estate. Our offices are currently located at Suite 1950 - 777 8th Ave. S.W. Calgary, Alberta, Canada T2P 3R5 and our telephone number is (780) 669-0936. As of the date of this filing, we have not sought to move or change our office site.  The space we lease is utilized for general office purposes. It is our belief that the our space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, there were no matters submitted to a vote of the stockholders.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since March 3, 2008, originally traded under the symbol “OYXC.OB.”  On May 22, 2009, we began trading under our current symbol of “LUXE.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2009 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 10/1/09 to 12/31/09	$0.70	$0.10
Third Quarter: 7/1/09 to 9/30/09	$0.50	$0.10
Second Quarter: 4/1/09 to 6/30/09	$0.00	$0.00
First Quarter: 1/1/09 to 3/31/09	$0.00	$0.00

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders

As of December 31, 2009, an aggregate of 75,750,000 shares of our common stock were issued and outstanding and were owned by approximately 18 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than those previously reported, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an Equity Compensation Plan.

Forward-Split

(1)

We implemented a forward split of the issued and outstanding common shares of the Company, whereby

every one share of common stock held was exchanged for 5 shares of common stock. As a result, the issued   and outstanding shares of common stock were increased from approximately 5,050,000 prior to the forward   split to 25,250,000 following the forward split. The forward split was payable as a dividend to shareholders   of record as of May 22, 2009.

(2)

We implemented a forward split of the issued and outstanding common shares of the Company, whereby

every one share of common stock held was exchanged for 3 shares of common stock. As a result, the issued   and outstanding shares of common stock were increased from approximately 25,250,000 prior to the   forward split to 75,750,000 following the forward split. The forward split was payable as a dividend to   shareholders of record as of December 2, 2009.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Overview

During the year ended December 31, 2009 fiscal period, the company was in a start up mode.  Principals of the Company changed and Shane Broesky was appointed as the new President, and CEO.

The previous board was retired and Shane Broesky was appointed as the sole director.

The Company arranged private funding for $179,475 to enter the start up activity period.

The Company acquired working interests in oil and gas leases in South Central, Alberta through the Company’s wholly owned subsidiary Luxe Resources Canada Corporation. In addition, the company acquired a minor working interest in the Quinlan #2 well located in Oklahoma for $14,000.00.

The leases acquired include, Bigoray A and B and Barrhead C and D.  Two of the wells went into production in late  August  and the first revenue cheques  arrived in September.

The Company is very pleased with the initial performance indicators and plans to expand its’ interests in these Alberta locations .

The Company had advanced   $42,816 , non refundable  to a Alberta Oil and Gas Company in November, 2009. The purpose of which was to secure an interst in the Woodrush oil play in Northern , British Columbia. Lux was unable to raise the balance of the funds necessary to complete the acquisition.  Accordingly the  Company will attempt to have these funds applied against a future joint venture.

The Company is also planning to offer directorships to a select group of petroleum engineers and administrators.  These individuals have vast expertise in the technical and financial aspects of the petroleum industry.

The Company has appointed  Killman Murrell & Company, P.C. in Odessa, Texas,   as the replacement auditors. The previous auditors, Seale/Beers and  M Moore had resigned.

Liquidity and Capital Resources

At December 31, 2009, the Company had a working capital deficit of $255,007, compared to working capital of $4,627 at December 31, 2008. At December 31, 2009, the total assets of the Company were $197,139, consisting of cash, prepaid deposits and oil and gas properties compared to total assets in the amount of $4,827 at December 31, 2008, consisting of cash. This increase in assets was due to the acquisition of oil and gas properties located in Alberta, Canada.

At December 31, 2009 the total current liabilities of the Company increased to $257,355 from $200 at December 31, 2008. This increase in current liabilities was due to loans from financing activities, accounts payable and accrued interest.

The Company had a negative cash flow of $63,816 from operating activities for the twelve months ended December 31, 2009 ($26,040 – 2008), a decrease in cash outflow of approximately 247%.

The Company used $4,516 of cash flow in investing activities ($nil – 2008).

Cash inflow from financing activities was $63,753 for the twelve months ended December 31, 2009 ($nil – 2008) which was attributable to the renunciation of a related party loan by a former shareholder, director and officer of the Company and loan advances from a Canadian controlled private corporation.

Results of Operations

Revenues

Operating revenues for the twelve (12) months ended December 31, 2009 were $11,445 compared to $nil for the twelve (12) months ended December 31, 2008. The increase in revenues was due from the acquisition of oil and gas properties located in Alberta, Canada.

Expenses and Net loss from operations

For the twelve (12) months ended December 31, 2009 operating expenses were $84,863 compared to $26,040 for the twelve (12) months ended December 31, 2008. This increase of $58,823 was due to an increase in professional fees, exploration costs and investor relation expenses.

The Company posted a net loss of $79,119 for the year ended December 31, 2009, compared to a net loss of $26,040 for the year ended December 31, 2008. The increase in the net loss is primarily caused by the abandonment of an oil and gas lease of $42,816 and an $18,916 increase in professional fees.

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

The Company acquired oil and gas property of $193,475 for the year ending December 31, 2009 for a note payable in the amount of $193,475. The Company also acquired additional oil and gas property of $4,516 for cash.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lux Energy Corp.

Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheets of Lux Energy Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the years then ended. Lux Energy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lux Energy Corp. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has generated revenues from operations but has a working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2009 and 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P. C.

Killman, Murrell & Company, P.C.

Odessa, Texas

April 15, 2010

LUX ENERGY CORP.

FKA: Onyx China Inc.

Consolidated Balance Sheets

 (Expressed in US Dollars)

	December 31,
Assets	2009	2008
		(Restated)

Current Assets
Cash and equivalents	$248	$4,827
Accounts receivable	2,100	-

Total current assets	2,348	4,827

Oil and gas properties, net – using full cost accounting	194,791	-

Total assets	$197,139	$4,827

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$8,622	$200
Accrued interest	5,781	-
Notes payable	242,952	-

Total current liabilities	257,355	200

Total liabilities	257,355	200

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized, 75,750,000 shares issued and outstanding as of December 31, 2009 and December 31, 2008

	75,750	75,750
Additional paid-in capital	(28,874)	(43,150)
Accumulated deficit	(107,092)	(27,973)

Total stockholders’ equity (deficit)	(60,216)	4,627

Total liabilities and stockholders’ equity (deficit)	$197,139	$4,827

The accompanying notes are an integral part of these consolidated financial statements.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Consolidated Statements of Operations

 (Expressed in US Dollars)

	Years Ended
	December 31,
	2009	2008
		(Restated)

Revenues
Oil and gas sales	$11,445	$-

Expenses
Exploration costs	1,934	-
Abandonment of oil and gas lease	42,816	-
General and administrative	1,179	580
Professional fees	31,302	12,386
Investor relations	4,432	13,074
Depletion	3,200	-
Total expenses	84,863	26,040

Operating loss	(73,418)	(26,040)

Other income and (expenses)
Interest expense	(5,701)	-
Total other income (expense)	(5,701)	-

Net loss	$(79,119)	$(26,040)

Net Loss Per Share – Basic and Diluted on continuing operations	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,750,000	75,750,000

The accompanying notes are an integral part of these consolidated financial statements.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2009 and 2008

(Expressed in US Dollars)

			Additional

	Common Shares		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as at December 31, 2007 as previously reported	5,050,000	$ 5,050	$ 27,550	$ 1,933	$ 30,667
Stock split May 4, 2009: 5 for 1	20,200,000	20,200	(20,200)	-	-
Stock split December 9, 2009: 3 for 1	50,500,000	50,500	(50,500)	-	-
Balance as at December 31, 2007 – as restated	75,750,000	75,750	(43,150)	(1,933)	30,667

Net loss for the year ended December 31,2008 (restated)	-	-	-	(26,040)	(26,040)
Balance as at December 31, 2008	75,750,000	75,750	(43,150)	(27,973)	4,627

Contribution of capital	-	-	14,276		14,276
Net loss for the year ended December 31, 2009	-	-	-	(79,119)	(79,119)
Balance, as at December 31, 2009	75,750,000	$ 75,750	$ (28,874)	$ (107,092)	$ (60,216)

The accompanying notes are an integral part of these consolidated financial statements.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Consolidated Statements of Cash Flows

 (Expressed in US Dollars)

	Years Ended
	December 31,
	2009	2008
		(Restated)

Operating Activities
Net loss	$(79,119)	$(26,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	3,200	-
Changes in other assets and liabilities
Accounts receivable	(2,100)	-
Accounts payable	8,422	200
Accrued expenses	5,781	-

Net cash used in operating activities	(63,816)	(25,840)

Investing Activities
Acquisition of oil and gas properties	(4,516)	-

Net cash used in investing activities	(4,516)	-

Financing Activities
Contribution of capital	14,276	-
Notes payable advances	49,477	-

Net cash provided by financing activities	63,753	-

(Decrease) in cash and cash equivalents	(4,579)	(25,840)

Cash and cash equivalents, beginning of the year	4,827	30,667

Cash and cash equivalents, end of the year	$248	$4,827

Supplemental disclosure of cash flow information
Non-cash transactions
Acquisition of oil and gas property in exchange for note payable	$193,475	$-
Cash paid for interest	$-	$-
Cash paid for federal income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Expressed in US Dollars)

Note 1

Nature of Operations and Going Concern

LUX ENERGY CORP. (“the Company”) was incorporated under the name “Onyx China Inc.” under the laws of the State of Nevada on March 27, 2007.  On May 4, 2009 the company changed its name to Lux Energy Corp. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Luxe Resources Canada Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

On June 4, 2009, the Board of Directors of the Company passed a resolution to abandon the Company’s then current business plan to actively seek and acquire interests in producing and exploration stage oil wells, focusing its search on North America.

On August 26, 2009 there was a change in control of the Company. Mr. Dmitry Lyakutin, former director and officer of the Company, sold all 15,000,000 common shares owned by Mr. Lyakutin to Mr. Shane Broesky.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. At December 31, 2009, the Company had not yet achieved profitable operations, has a working capital deficiency of $255,007(December 31, 2008 working capital - $4,627). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises and are expressed in U.S. dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

a)

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and it’s wholly owned subsidiary Luxe Resources Canada Corporation, a Company incorporated under the Company Act of Alberta, Canada.  All inter-company transactions have been eliminated.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Expressed in US Dollars)

Note 2

Summary of Significant Accounting Policies (continued)

b)

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As at December 31, 2009, cash and cash equivalents consist of cash only.

c)

Accounts Receivable

The Company has accrued receivables from oil and gas produced and sold during the reporting year but is awaiting cash payment from the producer. Collection of accrued production accrues during the quarter following production.

d)

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

e)

Long-lived Assets

The Company accounts for long-lived assets ASC 360-10 “Accounting for Impairment or Disposal of Long-lived Assets”. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Expressed in US Dollars)

Note 2

Summary of Significant Accounting Policies (continued)

f)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations which were in Canada.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the ASC 830-10.

Assets and liabilities were translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Any exchange gains and losses are included in the Statement of Operations.

g)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

h)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC subtopic 718-10 “Compensation – Stock Compensation” using the fair value method. The Company has not issued any stock options since its inception.

i)

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260-10, “Earnings Per Share.”  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At December 31, 2009, there are no dilutive potential common shares.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Expressed in US Dollars)

Note 2

Summary of Significant Accounting Policies (continued)

j)

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)

Financial Instruments

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and notes payable. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

l)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

m)

Comprehensive Loss

The Company follows Statement of Financial Accounting Standards ASC 220, "Reporting Comprehensive Income".  Topic 220 establishes standards for the reporting and display of comprehensive income and its components in the financial statements

LUX ENERGY CORP.

FKA: Onyx China Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Expressed in US Dollars)

Note 2

Summary of Significant Accounting Policies (continued)

n)

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non- governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 855-10, "Subsequent Events."  FASB ASC855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855-10 applies to both interim financial statements and annual financial statements.  FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 during the period did not have a material impact on the Company's financial position, cash flows or results of operations.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

LUX ENERGY CORP.

FKA: Onyx China Inc.

  Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Expressed in US Dollars)

Note 2

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, (revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with non controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The non controlling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

The following various other pronouncement (ASU) as announced by FASB have no material effect on the Company financial statements: ASU 2010-08 Technical Correction to Various Topics issue February 2010, ASU 2010-07 Not for Profit entities issued January 2010, ASU 2010-04 Accounting for Various Topics – Technical Corrections issued January 2010, ASU 2009-16 Transfers and Servicing issued December 2009, ASU 2009-15 Accounting for Own-Share Lending Arrangements issued October 2009, ASU 2009-14 Software: Certain Revenue Arrangements that include Software elements issued October 2009, ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements, EITF No. 09-1 Accounting for Own-Share Lending Arrangements issued July 2009.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Expressed in US Dollars)

Note 3

Oil and Gas Properties

Pursuant to a purchase agreement dated July 31, 2009 the Company acquired a 4.09771% working interest in various oil and gas wells located on crown leased property, TWP 58, RGE 4, W5M: Secs 14 and 13 in the Barrhead area of Alberta, Canada and a 1.99994% working interest in various oil and gas wells located on crown leased property, TWP 52, RGE 10, W5M: Secs 10 and 12 in the Bigoray area of Alberta, Canada, for a total purchase price of $179,475 ($195,000CDN).

Pursuant to an assignment agreement dated September 15, 2009 with an individual, Mr. Harry Lappa, the company acquired a 0.011% working interest in a well, Quinlan #2 located in the state of Oklahoma, for a purchase price of $14,000.

In November 2009, the Company entered into an agreement to purchase an oil and gas lease for a total cost of $322,064. The Company paid a deposit of $42,894 with a balance of $279,170 due December 1, 2009. The balance due December 1, 2009 was not paid and the deposit of $42,894 was forfeited.

At December 31, 2009 and 2008 the producing and undeveloped oil and gas properties were as follows:

	2009	2008
Cost
Canadian Properties expressed in US Dollars	$183,991	$-
Oklahoma Properties	14,000	-
	197,991	-
Less: Accumulated depletion and amortization	3,200	-

	$194,791	$-

Note 4

Common Stock

The authorized number of common shares is 250,000,000 common shares with a par value of $0.001.

On May 4, 2009 the Company performed a 5:1 forward split of its common stock for an additional 20,200,000 shares being issued for a total of 25,250,000 shares issued and outstanding.

On December 10, 2009 the Company performed a 3:1 forward split of its common stock for an additional 50,500,000 shares being issued for a total of 75,750,000 shares issued and outstanding. References to the number of common shares in the accompanying consolidated financial statements have been restated to reflect the stock split.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Expressed in US Dollars)

Note 5

Related Party Transactions

On March 3, 2009 a former shareholder, director and officer of the Company advanced the Company a non-interest bearing loan of $8,000.00, payable on demand.

In September 2009 the former shareholder, director and officer of the Company contributed $8,000 to the Company by renunciation of the non-interest bearing demand loan due from the Company.

During the year ending December 31, 2009 a shareholder, director and officer of the Company contributed $6,276 to the Company by the payment of legal fees incurred by the Company and renunciation of repayment from the Company for the legal fees paid by the shareholder, director and officer of the Company.

Note 6

Notes Payable

On July 10, 2009 the Company entered into an agreement with C.U. YourOilRig Corp., a company formerly owned by a shareholder, director and officer of the Company, in which C. U. YourOilRig Corp., advanced on behalf of the Company, a total of $179,475 for the acquisition of a 4.09771% and a 1.9994% working interest in oil and gas properties located in the Barrhead and Bigoray areas of Alberta, Canada. The loan is an interest bearing loan at 6% per annum due on demand.

On September 15, 2009 the Company entered into an agreement with C.U. YourOilRig Corp. in which C. U. YourOilRig Corp., advanced on behalf of the Company, a total of $14,000 for the acquisition of a 0.011% working interest in Quinlan #2 located in the state of Oklahoma. The loan is an interest bearing loan at 6% per annum due on demand

On November 13, 2009 the Company entered into an agreement with C.U. YourOilRig Corp. in which C. U. YourOilRig Corp. advanced to the Company, a total of $46,623. This loan is non-interest bearing and due on demand. On November 23, 2009 the Company made a payment of $951 ($1,000CDN) to C.U. YourOilRig Corp. a private corporation on behalf of the loan.

On December 4, 2009 the Company entered into an agreement with C.U. YourOilRig Corp. in which C. U. YourOilRig Corp. advanced to the Company, a total of $1,427. The loan is a non-interest bearing loan due on demand

On December 15, 2009 the Company entered into an agreement with C.U. YourOilRig Corp. in which C. U. YourOilRig Corp. advanced to the Company, a total of $1,427. The loan is a non-interest bearing loan due on demand

The Company has recorded interest of $5,781 as interest expense on the loans payable for the year ending December 31, 2009 including interest accrued on non-interest bearing notes payable of $263.

Note 7

Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes."  (ASC 740) Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Expressed in US Dollars)

Note 7

Income Taxes (continued)

Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes.

Pursuant to SFAS 109 (ASC 740), the potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Loss before discontinued operations	$78,933	$26,040
Income tax rate	35%	35%
Income tax recovery	27,962	9,114
Valuation allowance change	(27,692)	(9,114)
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31 are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008

Net operating loss carryforwards	$37,482	$9,790
Total deferred tax assets	37,482	9,790
Valuation allowance	(37,482)	(9,790)
Net deferred tax assets	$-	$-
Deferred income tax (liability)	$-	$-

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that the realization will not occur. The valuation allowance is reviewed periodically. When circumstance change and this causes a change in management's judgment about the realizeability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The net operating loss carryforwards for income tax purposes are approximately $107,000 and will begin to expire in 2024.

LUX ENERGY CORP.

FKA: Onyx China Inc.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(Expressed in US Dollars)

Note 7

Income Taxes (continued)

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. The Canadian non-capital loss carryforwards may also be limited by a change in Company ownership.

Management has adopted FIN 48 effective January 1, 2007.  Management has determined that there is no material effect on the financial statements as at and for the year ended December 31, 2009.

Note 8

Prior Period Adjustments

 Net loss as  presented  herein,  for the year ended December  31,  2008,  differs  from  the net  loss  previously  reported  in the Company's Form 10-k for such period due to fiscal year-end adjustments.  This adjustment related to the incurrence of an expense and liability for listing and filing costs. In conjunction with this adjustment, the net loss for the year ended December 31, 2008 and accounts payable at December 31, 2008 were increased by $200 respectively. The impact of this adjustment on the Company's net (loss) and balance sheet are reflected in the above financial information.

 Note 9

Subsequent Events

The Company has evaluated subsequent events through April 15, 2010, the date which the financial statements were available to be issued.

LUX ENERGY CORP.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION

ACTIVITIES

__________________________________________________________________________________________

The Company’s participation in its current producing wells is a very small percentage and no other participants are publically traded companies, therefore they do not need a reserve report prepared in accordance with criteria prescribed by the SEC. The cost of the Company attaining a reserve report solely for disclosure purposes is cost prohibitive, therefore the Company has chosen not to and will not disclose proven oil & gas reserves in this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2009, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there is no material weakness

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
Shane Broesky	26	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director	March 22, 2009

Robert Broesky	53	Director	November 24, 2009

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Shane Broesky has an extensive business background that includes management positions in a number of private corporations involved in sales, computers and public relations.  From June 2004 to October 2005, he served as the Assistant Call Center Manager for Teleperformance USA, a contact center management company.  During January 2006 to October 2008, Mr. Broesky was the Vice President of Operations at Surf Communications Inc., an outdoor advertising company, and the Operations Manager at Body Billboards, a promotional products company.  Currently, Mr. Broesky is the President of Choice Capital Investments Inc., an investment firm specializing in the oil and natural gas industry.  Additionally, Mr. Broesky is the President and Co-Founder of The Choice Club, an entrepreneurial organization based in Edmonton, Alberta, Canada.

Robert Broesky has, for the past five years, been the owner of Arkay Holdings a private project management and consulting company. Mr. Broesky has many years experience in project management and consulting to the building industry, development industry and the advertising and marketing of new projects from conception to completion.

Identification of Significant Employees

We have no significant employees other than Shane Broesky, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director.

Family Relationships

Robert Broesky, a Director of the Company, is the father of the Company's President Shane Broesky. Robert Broesky has not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading  Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2009 and 2008.

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shane Broesky (1)	2009
	2008	-	-	-	-	-	-	-	-
Dmitry Lyakutin (2)	2009
	2008

Narrative Disclosure to Summary Compensation Table

(1)

On May 22, 2009, Mr. Shane Broesky was appointed as CEO, President, CFO, Treasurer, and Secretary.

(2)

On May 22, 2009, Mr. Dmitry Lyakutin resigned from all positions with the Company.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2009 and 2008.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our board of directors.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	Shane Broesky 777 8th Ave. S.W. Suite 1950 San Diego, CA 92101 Calgary, AB Canada T2P 3R5	45,000,000	59.406%

Common Stock	Robert Broesky 777 8th Ave. S.W. Suite 1950 San Diego, CA 92101 Calgary, AB Canada T2P 3R5	--	0%

(1)

Applicable percentage of ownership is based on 75,750,000 shares of common stock outstanding on December 31, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(3) of Regulation S-K, as of the close of business on December 31, 2009.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Shane Broesky	45,000,000	59.406%

Common Stock	Robert Broesky	--	--%

Common Stock	Directors and Officers as a Group	45,000,000	59.406%

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE.

Director Independence

Mr. Shane Broesky is not “independent”, as he is our sole executive officer in addition to being a member of the board of Directors.  Mr. Robert Broesky is not an “independent” director as he is the father of Mr. Shane Broesky.

Related Party Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Regulation S-K, except as reported elsewhere in this Report.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

disclosing such transactions in reports where required;

•

disclosing in any and all filings with the SEC, where required;

•

obtaining disinterested directors consent; and

•

obtaining shareholder consent where required.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees	$2,250	$7,775
Audit-related fees	$5,700	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,950	$7,775

Audit Fees

During the fiscal years ended December 31, 2009 and 2008, we incurred approximately $2,250 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2009 and 2008.

During the fiscal year ended December 31, 2008, we incurred approximately $7,775 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $5,700 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

ITEM 15.

EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The Consolidated Balance Sheet of Lux Energy Corp., and subsidiaries as of December 31, 2009 and 2008, the Consolidated Statements of Operations for the year ended December 31, 2009 and 2008, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development  stage to December 31, 2009, and Statements of Cash Flows for the years ended December 31, 2009 and 2008, and together with the notes thereto and the report of Killman, Murrell & Company, P.C. thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form SB2 filed on February 1, 2008.
3.1a	Restated Articles of Incorporation dated May 21, 2009	Filed with the SEC on May 26, 2009 as part of our Current Report on Form 8-K.
3.2	Bylaws	Incorporated by reference to our Registration Statement on Form SB2 filed on February 1, 2008.
10.1	Contract with supplier dated November 15, 2007	Filed with the SEC on February 1, 2008 as part of our Registration on Form SB-2.
10.2	Promissory Note in favor of YourOilRig dated February 3, 2010	Filed with the SEC on February 4, 2010 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUX ENERGY CORP.

Dated:  April 15, 2010

/s/ Shane Broesky

By: Shane Broesky

Its: President and Principal Executive Officer

Dated:  April 15, 2010

/s/ Shane Broesky

By: Shane Broesky

Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 15, 2010

/s/ Shane Broesky

Shane Broesky, Director

Dated:  April 15, 2010

/s/ Robert Broesky

Robert Broesky, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.