Form 10-Q
period 2010-03-31
LUX ENERGY CORP
filed 2010-05-14
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-149000

LUX ENERGY CORP.

(Name of small business issuer in its charter)

Nevada	98-0557091
(State of incorporation)	(I.R.S. Employer Identification No.)

Suite 1950 - 777 8th Ave. S.W.

Calgary, Alberta, Canada T2P 3R5

(Address of principal executive offices)

 (780) 669-0936

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       . Yes   X  . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer . Accelerated Filer .
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes   X  . No

As of May 14, 2010, there were 75,750,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

LUX ENERGY CORP.*

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “LUXE”, “we”, “us” and “our” are references to Lux Energy Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

LUX ENERGY CORP.

FKA: Onyx China Inc.

Consolidated Balance Sheets

 (Expressed in US Dollars)

	March 31,	December 31
Assets	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$1,068	$248
Accounts receivable	547	2,100

Total current assets	1,615	2,348

Oil and gas properties, net – using full cost accounting	208,520	194,791

Total assets	$210,135	$197,139

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$10,309	$8,622
Accrued interest	9,767	5,781
Notes payable	275,890	242,952

Total current liabilities	295,966	257,355

Total liabilities	295,966	257,355

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized, 75,750,000 shares issued and outstanding as of March 31, 2010and December 31, 2009	75,750	75,750
Additional paid-in capital	(28,874)	(28,874)
Accumulated deficit	(132,707)	(107,092)

Total stockholders’ equity (deficit)	(85,831)	(60,216)

Total liabilities and stockholders’ equity (deficit)	$210,135	$197,139

The accompanying notes are an integral part of these consolidated financial statements

LUX ENERGY CORP.

FKA: Onyx China Inc.

Consolidated Statements of Operations

 (Expressed in US Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues
Oil and gas sales	$4,141	$-

Expenses
Exploration costs	1,917	-
General and administrative	3,703	5,551
Professional fees	14,996	-
Investor relations	5,273	-
Total expenses	25,889	5,551

Operating loss	(21,748)	(5,551)

Other income and (expenses)
Interest expense	(3,867)	-
Total other income (expense)	(3,867)	-

Net loss	$(25,615)	$(5,551)

Net Loss Per Share – Basic and Diluted on continuing operations	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,750,000	75,750,000

The accompanying notes are an integral part of these consolidated financial statements

LUX ENERGY CORP.

FKA: Onyx China Inc.

Consolidated Statements of Cash Flows

 (Expressed in US Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2010		2009

Operating Activities
Net loss	$(25,615)		$(5,551)
Changes in other assets and liabilities
Accounts receivable	1,553		-
Accounts payable	1,687		-
Accrued expenses	3,986		-

Net cash used in operating activities	(18,389)		(5,551)

Investing Activities
Acquisition of oil and gas properties	(13,729)		-

Net cash used in investing activities	(13,729)		-

Financing Activities
Loan from related party	-		8,000
Notes payable advances	32,938		-

Net cash provided by financing activities	32,938		8,000

Increase in cash and cash equivalents	820		2,449

Cash and cash equivalents, beginning of the period	248		4,827

Cash and cash equivalents, end of the period	$1,068	$	$ 7,276

Supplemental disclosure of cash flow information
Non-cash transactions
Cash paid for interest	$-		$-
Cash paid for federal income taxes	$-		$-

The accompanying notes are an integral part of these consolidated financial statements

LUX ENERGY CORP.

FKA: Onyx China Inc.

Notes to the Interim Consolidated Financial Statements

March 31, 2010

(Expressed in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2010 and 2009. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2

Going Concern Uncertainty

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The continuation of the Company as a going concern for the year ended December 31, 2009 and March 31, 2010 is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. At March 31, 2009, the Company has a working capital deficiency of $294,351 ($255,007 - December 31, 2009) and has accumulated losses of $132,707. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

 Note 3

Subsequent Events

The Company has evaluated subsequent events through May 14, 2010, the date which the financial statements were available to be issued.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS

Corporate Overview

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

Developments Subsequent to March 31, 2010

We entered into an Assignment Agreement with C.U. Your Oil Rig Corp. ("YOR") whereby YOR assigned to the Company all of its rights, title and interest to .4689% percentage of the partnership known as YourOilRig General Partnership No. 3 Corp., with assets consist of a 10% working interest in the oil and gas properties in Northern British Columbia referred to as the Drake and Woodrush Projects in exchange for a onetime cash payment of $11,274.00.

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

Employees; Identification of Certain Significant Employees

As of March 31, 2010, we have no employees. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Overview

During the first quarter, the Company entered into an Assignment Agreement with a Canadian controlled private corporation. The assignment was for the purchase of the rights, title and interest to a .4689% percentage in oil and gas properties in Northern British Columbia known as the Drake and Woodrush projects. As of March 31, 2010 the finalization of the Assignment Agreement has not been completed.

As of March 31, 2010 the Company had a cease trade order placed against the Companies stock.

Liquidity and Capital Resources

At March 31, 2010, the Company had a working capital deficit of $294,351, compared to working capital deficit of $255,007 at December 31, 2009. At March 31, 2010, the total assets of the Company were $210,135, consisting of cash and oil and gas properties compared to total assets in the amount of $197,139 at December 31, 2009, consisting of cash and oil and gas properties. This increase in assets was due to the acquisition of oil and gas properties.

At March 31, 2010 the total current liabilities of the Company increased to $295,966 from $257,355 at December 31, 2009. This increase in current liabilities was due to loans from financing activities, accounts payable and accrued interest.

The Company had decrease in cash flow of $18,389 from operating activities for the three months ended March 31, 2010 ($5,551 – 2009), a decrease in cash outflow of approximately 70%.

For the three months ended March 31, 2010 the Company used $13,729 of cash flow in investing activities ($nil – 2009).

Cash inflow from financing activities was $32,938 for the three months ended March 31, 2010 ($8,000 – 2009) which was attributable to loan advances from a Canadian controlled private corporation.

Results of Operations

Revenues

Operating revenues for the three months ended March 31, 2010 were $4,141 compared to $nil for the three months ended March 31, 2009. The increase in revenues was due from the acquisition of oil and gas properties located in Alberta, Canada.

Expenses and net loss from operations

For the three months ended March 31, 2010 operating expenses were $25,889 compared to $5,551 for the three months ended March 31, 2009. This increase of $20,338 was due to an increase in professional fees and investor relation expenses.

The Company posted a net loss of $25,615 for the three months ended March 31, 2010, compared to a net loss of $5,551 for the three months ended March 31, 2009. The principle components of losses were professional fees of $14,996 ($nil – 2009), administrative expenses of $3,703 ($5,551 – 2009), investor relation expenses of $5,273 ($nil – 2009), interest expense of $3,867 ($nil – 2009) and exploration costs of $1,917 ($nil – 2009).

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the year ended December 31, 2009 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2009 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

None.

3.

Outstanding Warrants:

None.

4.

Sales of Equity Securities for Cash:

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.1	Assignment Agreement between Lux Energy Corp. and C.U. Your Oil Rig Corp. dated March 3, 2010.	Filed with the SEC on April 13, 2010 as part of our Current Report on Form 8-K.
10.2	Participation Letter Agreement between Lux Energy Corp. and E.B. Germany & Sons, LLC dated March 21, 2010.	Filed with the SEC on April 13, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.02	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUX ENERGY CORP.

Dated: May 14, 2010	By: /s/ Shane Broesky
SHANE BROESKY
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer