Form 10-K
period 2015-12-31
CPSM, Inc.
filed 2016-03-30
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 0001425203

CPSM, INC.
(Exact Name of registrant as specified in its Charter)

Nevada	98-0557091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2740 SW Martin Downs Boulevard, Suite 171 Palm City, FL	34990
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 722-236-8494

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ___   No   x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ___   No   x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   x   No   ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes x   No   ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes   x   No   ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ___   No   x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant as of , June 30, 2015 was approximately $468,028 which is based on 15,600,948 shares of common stock held by non-affiliates and the price at which the common equity was sold on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 29, 2016 was 83,355,960 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate the acquisition of an operating entity and/or assets, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I

ITEM 1.	BUSINESS

General

We act as a holding company to aggregate synergistic pool industry service providers.  Our wholly-owned subsidiaries, Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering are primarily engaged in the provision of full line pool and spa services specializing in pool maintenance and service, resurfacing, repairs, leak detection, renovations, decking and remodeling.

Subsidiaries

On September 11, 2014, we acquired all of the outstanding common shares of Custom Pool & Spa Mechanics, Inc., an entity engaged in the pool service business, from an entity controlled by Lawrence and Loreen Calarco, officers and directors of the Company, in exchange for 19,946,783 common shares of the Company.   Custom Pool & Spa (www.custompoolmechanics.com) was incorporated in the State of Florida on October 10, 2003.

For accounting purposes, the transaction is accounted for as a reverse recapitalization. Reverse recapitalization accounting applies when a non-operating shell company (the Company) acquires a private operating company (Custom Pool & Spa Mechanics, Inc.) and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

Custom Pool & Spa Mechanics, Inc. is based in Palm City, FL and owns 25 service vehicles.   Custom Pool & Spa Mechanics, Inc. has approximately 40 employees and circa 1400 customer accounts.  Custom Pool & Spa Mechanics, Inc.   is the regional leader in size and, we believe, quality of services offered.  The comprehensive scope of services and products permits us to meet the needs of our residential and commercial clients without having to outsource or make a referral.

On March 30, 2015, we incorporated our wholly owned subsidiary, Custom Pool Plastering (www.cpoolplastering.com) in the State of Florida. Custom Pool Plastering provides custom surfaces to pool environments.  We have focused our prior pool resurfacing business within the newly created subsidiary and increased our marketing efforts.

Principal Products or Services

Custom Pool & Spa Mechanics, Inc. is a full service maintenance, service, repair and pool and spa design and build company.  Custom Pool & Spa Mechanic’s base line range of services includes: routine maintenance including water analysis and adjustment, debris removal, equipment preventative maintenance and repair.

Custom Pool & Spa Mechanics also provides the following services and products:

leak detection and repair

pool resurfacing

custom design renovations and installations

pool retiling

coping replacement

deck resurfacing

salt systems

fiber glass resurfacing

tiki huts and outdoor kitchen installations

pool and spa heat systems

pool & spa wireless capabilities

filter systems.

Custom Pool Plastering provides custom surfaces to pool environments and has its own custom built spray truck and serves the Martin, Palm Beach, St Lucie, Indian River, and Brevard counties.

Custom Pool Plastering’s artisans are certified in all offered finishes including but not limited to Diamond Brite, Florida Stucco and River Rok.  Custom colors are also available.

Recent Acquisition

On January 5, 2016, the Company closed the acquisition of Sundook Advanced Pool Services LLC (“Sundook”) and Lighthouse Pool Supply (“Lighthouse”). The Company acquired 100% of Sundook and Lighthouse and paid the Seller $165,000 and 417,000 common shares of the Company valued at $29,190 that are restricted per Rule 144. An additional $25,000 was escrowed pending an audit of customer account retentions after thirty days, and that deposit is still in escrow. The acquisition expands the

Company’s business presence in its primary market of Martin, St Lucie and Indian River counties, Florida. Sundook’s pool service routes are synergistic with the Company’s pool service routes and provide for more efficiency and better operating margins.

On March 18, 2016, the Company negotiated the final settlement for the acquisition of Sundook. Due to Sundook underperforming certain terms and warranties under the asset purchase agreement, the Company paid $10,000 and Sundook surrendered the 417,000 shares of the Company’s stock.

On January 5, 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock at $0.08 per share for $125,000 to Lawrence Calarco, and Loreen Calarco, officers and directors of the Company. The use of proceeds was to close the acquisition of Sundook.

Separately, also on March 18, 2016, the Company sold Lighthouse, the retail store acquired in the Sundook transaction, for $17,500.

Revenue

Revenue is earned through fees charged for the pool and spa services. Fees charged will vary, depending upon the work involved. For plastering and resurfacing, revenue is earned under contract and the charges vary by each job depending on what level of work and materials are used. We do not anticipate that revenues will significantly increase until we are able to add additional personnel needed to continue our expansion in our primary market area.

Competition

The pool and spa industry has many competitors in our targeted market area.  We will compete on the basis of price and quality of services against other small companies like ours, as well as large companies that have a similar business. Clients usually choose their service company by who they feel has the most experience in certain fields for which they have a particular need at the time, as well as price.

The vast majority of our competitors are small, one or two man operations that cater mainly to water quality and cleanliness. They lack the infrastructure and depth that we have developed.  We compete by offering a larger range of services and by having a lower cost structure through volume discounts on supplies.

Marketing

Sales are generated primarily by customer referral and direct marketing to industry peers.

Markets

The primary market area includes Martin, Palm Beach, St Lucie, Indian River and Brevard counties, Florida.

Patents and Trademarks

We do not, at this time, have any patents or trademarks. However, we may, in the future, trademark certain logos that we have been using.

Governmental Regulations

Custom Pool & Spa Mechancs, Inc. is licensed in Martin County (# MCMR3703), Florida - State License (#CPC1458372), City of Port St. Lucie (#PLS*11057), St. Lucie County (#27473), liquid petroleum license (#LP28043) and is fully insured.  Custom Pool Plastering is licensed by the State of Florida (#CPC1458730).  Our business does not fall under any other government regulations.

Employees

As of March 30, 2016, we have 40 full-time employees and no part-time employees.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are located at 1055 SW Martin Downs Blvd., Palm City, FL 34990.  The facilities have a total square footage of 1300.  The facilities are owned by Custom Pool & Spa with a monthly mortgage payment of $5,923.  Our mailing address is 2740 SW Martin Downs Blvd., Palm City, FL 34990, Suite 171.

On August 4, 2015, the Company entered into a written agreement to purchase a 5,600 square foot, free standing, commercial building in the amount of $480,000. The Company secured a ten-year mortgage from a local banking institution with a required 20% deposit at a rate of 3.99%.  The transaction closed in October 2015.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

There is a limited public trading market for the common stock. Our common stock is quoted on the OTC Market OTCQB under the symbol "SWMM", with quotations that commenced in October 2009; however, the market for common shares is extremely limited. No assurance can be given that the present limited market for our common stock will continue or will be maintained.

For any market that is maintained for our common stock, the resale of “restricted securities” pursuant to Rule 144 of the Commission by members of management or other persons may have a substantial adverse impact on any such public market.  Present members of management have already satisfied the one-year holding period of Rule 144 for public sales of a large portion of their holdings in the Company thereunder.

A minimum holding period of six months is required for resales under Rule 144. In addition, affiliates of the Company must comply with certain other requirements, including publicly available information concerning the Company; limitations on the volume of “restricted securities” which can be sold in any 90-day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The following table sets forth the range of high and low sales prices for our common stock for each of the fiscal quarters for the past year as reported on the OTC Market Pink Sheets. These prices represent inter-dealer prices without adjustments for mark-up, markdown, or commission and do not necessarily reflect actual transactions

High ($)

  Low ($)

March 31, 2014

0.55

0.00

June 30, 2014

0.25

0.05

September 30, 2014

0.30

0.01

December 31, 2014

0.20

0.06

March 31, 2015

0.71

0.10

June 30, 2015

0.11

0.02

September 30, 2015

0.07

0.02

December 31, 2015

0.10

0.01

Holders

As of March 29, 2016, we have approximately 40 shareholders of record of our common stock.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the Company. Under Rule 144(k), a person who has not been one of our affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least six months, is entitled to sell shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144.

Dividend Policy

As of the date of this annual report, we have not paid any dividends to shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution

Recent Sales of Unregistered Securities

During the last three years, we issued the following securities:

   a) 8/25/13 – 85,000,000 (pre 1 for 100 split) common shares to Douglas Roe, a former officer and director of the Company for services valued at $8,500.

   b) 2/24/14 – 300,000 (post 1 for 100 common stock split) common shares to Douglas Roe, a then officer and director of the Company for services valued at $3,000;

   c) 3/19/14 – 240,000 (post 1 for 100 common stock split) common shares to six non-affiliates for debt conversion valued at $2,400;

   d) 9/4/14 – 3,000,000 common shares to Lisa Corso for $150,000;

   (e) 9/9/14 – 100,000 common shares to Charles K. Dargan II, an officer and director of the Company for $100;

   (f) 9/9/14 – 200,000 common shares to R&R Trust, Henry Ritter, Trustee, a former director of the Company for $200;

   (g) 9/10/14 – 500,000 common shares to Anthony C. Soviero for $25,000;

   (h) 9/12/14 – 500,000 common shares to Robert M. Erato for $25,000;

   (i) 9/12/14 – 2,000,000 common shares to Robert P. Renna for $100,000; and

   (j) 9/12/14 – 1,000,000 common shares to MarJonJac LLC for $50,000

   (k) 3/27/15 – 14,000,000 common shares to Lawrence and Loreen Calarco Trust of June 3, 2014 to correct stock issuable in exchange for stock of Custom Pool and Spa Mechanics, Inc.

   (l) 9-2-15 – 1,897,538 common shares to Sheffield Lane Associates, LLC for services.

   (m)1/5/16 – 417,000 common shares to Sundook valued at $29,190 (subsequently surrendered on 3/18/16

   (n) 1/5/16 – 1,562,500 Series A preferred shares to Lawrence and Loreen Calarco for $125,000.

On September 11, 2014, through a stock exchange, we acquired all of the outstanding common shares of Custom Pool & Spa for an aggregate of 19,946,783 common shares issued to two entities. The principal shareholders of Custom Pool & Spa at the acquisition date was the Lawrence and Loreen Calarco Family Trust, beneficially owned by Lawrence Calarco and Loreen Calarco, our officers and directors.   The other entity is a non-affiliate.

The above issued common shares were issued to sophisticated investors under an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

On May 27, 2015, we granted and approved 500,000 options each to Charles Dargan II, chief financial officer and a director and to Jeffrey Michel, a director. The stock options have a five-year maturity, vesting ratably over that period and an exercise price equal to the closing stock price on May 27, 2015 that was $0.035 per share. The fair value of the options were calculated to be $0.0265 per share using a Black Scholes model. The assumptions used in the model were 1.57% risk free rate using the 5-year constant maturity Treasury Rate, 113.19% stock volatility and 1,825 days (5 years) to maturity.

Issuer Purchases of Equity Securities

We did not repurchase any of our common shares during the years ended December 31, 2015 or 2014.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a full service pool maintenance, resurfacing and repaid company whose main service area is the Martin, Palm Beach, St. Lucie, Indian River and Brevard counties of Florida.  The Company earns revenue by charging service fees in the pool service business and by payments under contracts in the pool resurfacing business.  The Company manages its operating margins of the businesses by reviewing personnel costs, chemical and material purchases and other service costs such as motor vehicle and insurance costs.  Personnel are critical to the business since customers choose those companies who have the most experience and perform the service in a timely and professional manner.

The Company competes in its markets on the basis of price and the quality of the service.  There are many pool service companies in the market and throughout Florida.  However, this also presents an opportunity for the Company since many of its competitors are smaller and lack the infrastructure and depth of the Company.  This allows the Company to compete through offering a larger range of services with a lower cost structure and to pursue growth opportunities either through internal growth or through opportunistic acquisitions.

Plan of Operations

Management will expand the business as adequate working capital is provided through revenues.  Our ability to maintain sufficient liquidity is dependent on our ability to maintain profitable operations or to raise additional capital. We have no anticipated timeline for obtaining neither additional financing nor the expansion of our business.  We will continue to keep our expenses as low as possible and keep our operations in line with available working capital.

Results of Operations

On September 11, 2014, through a stock exchange the Company acquired all of the outstanding common shares of Custom Pool & Spa Mechanics, Inc..  The business purposes of the stock exchange was to maximize access to capital market financing.  For accounting purposes, the transaction is accounted for as a reverse recapitalization.

Custom Pool & Spa Mechanics, Inc. has had a pool resurfacing business as part of its service offerings. The resurfacing work had been subcontracted to other pool resurfacing companies. In March 2015, the Company formed Custom Pool Plastering Inc. (“CPP”), to consolidate the pool resurfacing business, including Custom Pool & Spa Mechanics, Inc. pool resurfacing business, in the new subsidiary. As such, CPP is a start-up entity, and through December 31, 2015, generated a small operating loss. Nevertheless, CPP is expected to be profitable in 2016.

Year ended December 31, 2015 compared to the year ended December 31, 2014

For the years ended December 31, 2015 and 2014, we had revenues of $4,214,558 and $3,401,929 respectively, an increase of $812,629 or 23.9%. The increase is due to an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts.  Pool service contract pricing and pool resurfacing contract pricing has remained at the same level from year to year.  The increase in revenues is due to the continuing economic recovery and the Company’s further penetration into the existing South Florida pool market.

The purchases and service costs of $3,094,364 and $2,464,229 respectively, for the years ended December 31, 2015 and 2014, an increase of $630,135or 25.6%. The increase is due to the increase in sales of our pool service and plastering and refinishing business. The cost of materials and labor has remained consistent from year to year.

Revenues, less purchases and service costs was $1,120,194 and $937,700 for the years ended December 31, 2015 and 2014, respectively and produced a margin of 27% and 28%, respectively, consistent from year to year.

For the year ended December 31, 2015 and 2014, we had sales and marketing expenses of $49,711 and $66,461, respectively. This was a decrease of $16,750 or 25.2 % and is due largely to an established market presence for CPP reducing the need for marketing. Nevertheless, depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the years ended December 31, 2015 and 2014 were $737,982 and $635,951 respectively, an increase of $102,031 or 16%. This is consistent with the overall increase in revenues and is largely composed of increases in salaries and other compensation expenses, telecommunications expense and motor vehicle expense.

Depreciation and amortization expense was $75,580 and $57,708 respectively, for the years ended December 31, 2015 and 2014, an increase of $17,872 or 31%. This is due to the purchase of additional motor vehicles, especially the pump truck for CPP as business in both the pools service and resurfacing business has expanded.

Custom Pool & Spa Mechanics, Inc. was an S corporation until July 1, 2014 and as such was a pass through entity for tax purposes.  Therefore, income taxes are presented on a pro forma basis for the year ended December 31, 2014.Total income tax expense for 2014 was $77,018 (including pro forma taxes), an effective tax rate of 49.0%.   For the year ended December 31, 2015, income tax expense was $91,218 and was an effective tax rate of 39.9%. The years 2015 and 2014 are not comparable due to the S Corporation status until July 1, 2014.

We had a net income of $137,554 and $116,625 ($81,724 pro forma for tax) for the years ended December 31, 2015 and 2014, respectively. The increase in net income is due to the aforementioned increase in revenue largely from the increased contracts for pool plastering and refinishing and to some extent from increases in the pool service business.

Capital Resources and Liquidity

We are currently profitable and finance our business through operations. Debt financing was used to start the business, for purchases of motor vehicles and a commercial building which will be our new headquarters. Equity financing has been used for public company and other registration costs as well as for future acquisitions. Currently, we are not in any negotiations to acquire other businesses.

Over the next twelve months, our cash requirement for operations is expected to be in excess of $3,500,000. This requirement is expected to be funded through cash generated from operations and bank debt financing.

We have existing bank relationships and have had discussions with potential equity investors, however, there can be no assurance that we will be able to raise capital, if at all, upon terms acceptable to us. We have recently entered into in a written agreement to purchase a 5,600 square foot, free standing, commercial building in the amount of $480,000. We have secured a ten-year mortgage from a local banking institution with a required 20% deposit at a rate of 3.99%.  The transaction closed on October 14, 2015.

We maintain a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 5.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of December 31, 2015 and December 31, 2014, respectively, is $20,426 and $31,136. We are currently in compliance with the terms of the line of credit.

At December 31, 2015 and December 31, 2014, we had a long term loan from Wells Fargo Bank which is guaranteed, in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index, with the interest rate currently at 5.50%. The loan matures in January 2019. The loan is secured by all of the assets of Custom Pool & Spa Mechanics, Inc. and by personal guaranties of Lawrence and Loreen Calarco, officers and directors of the Company. The outstanding balance of the loan at December 31, 2015 and December 31, 2014 is $192,290 and $254,616 respectively. We are currently in compliance with the terms of this loan.

At December 31, 2015, we had a promissory note from a stockholder for $210,000, which was incurred with the acquisition of the common shares of CPSM, Inc.

The term of the promissory note is five years and the promissory note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.69% and which resets annually from June 3, 2014. The principal is due on the final maturity of June 3, 2019. We have not paid interest, but has accrued interest expense of $5,496 and $1,991 as of December 31, 2015 and 2014, respectively. We are in compliance with the provisions of this promissory note.

December 31, 2015 compared to December 31, 2014

For the year ended December 31, 2015, we had a net income of $137,554. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $75,580 due to depreciation and amortization, an increase of $18,458 due to deferred income tax expense, an increase of $3,165 due to stock option compensation and an increase of $47,438 due to stock compensation expense.

We had the following changes in operating assets and liabilities: an increase of $73,810 in accounts receivable, a decrease of $8,139 in amounts due from related party, a decrease of $15,471 due to inventory, a decrease of $652 in deposits, an increase of $5,595 in accounts payable and accrued expenses and an increase in customer deposits of $16,595.

As a result, we had net cash provided by operating activities of $254,837 for the year ended December 31, 2015 consistent with the increase in pool servicing and pool plastering and resurfacing business.

For the year ended December 31, 2014, we had a net income of $116,625. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $57,708 due to depreciation and amortization and an increase of $37,192 due to deferred income tax expense.

We had the following changes in operating assets and liabilities: a decrease of $8,596 in accounts receivable, an increase of $6,419 in amounts due from related party, an increase of $9,705 due to inventory, an increase of $3,000 in deposits, an increase of $33,505 in accounts payable and accrued expenses and an increase in customer deposit of $35,595.

As a result, we had net cash provided by operating activities of $270,097 for the year ended December 31, 2014 consistent with the increase in pool servicing and pool plastering and resurfacing business.

For the year ended December 31, 2015, we purchased $209,852 of property and equipment and intangible property of $18,719. Additionally, we paid a deposit for a business acquisition of $165,000.  As a result, we had net cash used in investing activities of $393,571 for the year ended December 31, 2015.

For the year ended December 31, 2014, we purchased $103,658 of property and equipment and intangible property of $15,000. As a result, we had net cash used in investing activities of $118,658 for the year ended December 31, 2014.

For the year ended December 31, 2015, we made payments on the bank line of credit of $10,710.  Additionally, we made payments on notes payable of $19,329, on SBA loan of $62,326 and received proceeds from a stockholder advance of $101,157.  As a result, we had net cash provided by financing activities of $8,792 for the year ended December 31, 2015.

For the year ended December 31, 2014, we received proceeds from the issuance of common stock of $353,000 and made payments on the bank line of credit of $6,943.  Additionally, we made payments on notes payable of $18,042, on shareholder loan of $57,194, on SBA loan of $55,869 and received proceeds from the issuance of notes payable of $81,589.  As a result, we had net cash provided by financing activities of $296,541 for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of its Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on- going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact the adoption of ASU 2014-09 on our financial statement presentation and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory, Topic 330, Inventory.” An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2015-11 on its consolidated financial statements.

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2018.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The Company is in the process of determining the effect of the ASU on its consolidated balance sheets and consolidated statements of income. Early application will be permitted for all organizations.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

The registrant has no material contractual obligations

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have any significant market risk exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm

16

Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

17

Consolidated Statements of Income for the years ended December 31, 2015 and 2014

18

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended

   December 31, 2015 and 2014

19

Consolidated Statements of Cash Flow for the years ended December 31, 2015 and 2014

20

Notes to Consolidated Financial Statements

22

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

CPSM, Inc. and Subsidiaries

Palm City, Florida:

We have audited the accompanying consolidated balance sheets of CPSM, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders' equity (deficit) and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 28, 2016

CPSM, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Cash	$ 427,978	$ 557,920
Accounts Receivable, net	157,517	83,707
Due from Related Party	-	8,139
Inventory	47,054	62,525
Deposits	2,348	3,000
Total Current Assets	634,897	715,291

Property and Equipment, Net	955,983	317,326
Deposit - Business Acquisition	194,190	-
Deferred Tax Asset	23,373	41,831
Intangible Assets, Net	38,054	26,934
Total Assets	$ 1,846,497	$ 1,101,382

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 127,264	$ 121,669
Stockholder Advance Payable	187,307	86,150
Bank Line of Credit	20,426	31,136
Notes Payable - Current	32,918	17,500
SBA Loan - Current	59,262	56,172
Customer Deposits	94,428	77,833
Total Current Liabilities	521,605	390,460

Long Term Liabilities
Notes Payable - Long Term	531,728	69,689
SBA Loan - Long Term	133,028	198,444
Promissory Note - Stockholder	210,000	210,000
Total Liabilities	1,396,361	868,593

Commitments and Contingencies (Notes 17 and 18)

Stockholders' Equity

Preferred Stock, $0.001 par value, 50,000,000 Shares
Authorized, no shares Issued and Outstanding at
December 31, 2015 and 2014	-	-

Common Stock, $0.001 par value, 250,000,000 Shares
Authorized, 83,355,960 and 81,041,422 Shares Issued and Outstanding at December 31, 2015 and 2014	83,356	81,041
Additional Paid-in Capital	218,423	140,945
Retained Earnings	148,357	10,803
Total Stockholders' Equity	450,136	232,789
Total Liabilities and Stockholders' Equity	$ 1,846,497	$ 1,101,382

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2015	2014

Revenue	$ 4,214,558	$ 3,401,929

Costs of Services Rendered and Products Sold:

Cost of Revenue:
Purchases	1,450,643	1,545,273
Service Costs	1,643,721	918,956
Sales and Marketing	49,712	66,461
General and Administrative	737,982	635,951
Depreciation and Amortization	75,580	57,708

Total Costs and Expenses	3,957,638	3,224,349
Income from Operations	256,920	177,580

Other (Income) Expense:
Interest Expense	29,110	24,313
Other Income	(962)	(5,475)

Total Other Expense	28,148	18,838

Income Before Income Tax	228,772	158,742

Income Tax
Current	72,760	4,925
Deferred	18,458	37,192
Total Income Tax	91,218	42,117

Net Income	$ 137,554	$ 116,625

Net Earnings per Common Share:
Basic and Diluted	$ 0.00	$ 0.00

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	81,639,413	72,024,725

Unaudited Pro Forma Tax and Net Income
and Per Share Information for S Corp Period

Net Income	-	116,625
Pro Forma Income Tax Adjustment	-	34,901
Pro Forma Net Income	$ -	$ 81,724

Pro Forma Basic and Diluted Net Earnings
Per Common Share	$ -	$ 0.00

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid - In	(Accumulated Deficit) Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Earnings	(Deficit)

Balance at December 31, 2013	65,440,471	$ 124	$ -	$ (105,822)	$ (105,698)

Stock Issued in Recapitalization Transaction with CPSM, Inc., formerly known as Nevcor Business Solutions, Inc.	8,300,951	8,301	(8,462)	-	(161)

Promissory Note Stockholder, net of Taxes of $79,023	-		(130,977)	-	(130,977)

Issuance of Stock	7,300,000	7,300	345,700	-	353,000
Reclassification of Additional Paid-in Capital to Common Stock	-	65,316	(65,316)	-	-

Net Income				116,625	116,625

Balance at December 31, 2014	81,041,422	$ 81,041	$ 140,945	$ 10,803	$ 232,789

Stock Compensation Expense	1,897,538	1,898	45,540		47,438
Stock Option Expense	-	-	3,165	-	3,165
Deposit – Stock Issued for Business Acquisition	417,000	417	28,773		29,190
Net Income				137,554	137,554

Balance at December 31, 2015	83,355,960	$ 83,356	$ 218,423	$ 148,357	$ 450,136

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Year Ended December 31,
	2015	2014

Cash Flow from Operating Activities:
Net Income	$ 137,554	$ 116,625

Adjustments to Reconcile Net Income to Net Cash
provided by Operating Activities:
Depreciation and Amortization	75,580	57,708
Deferred Income Tax Expense	18,458	37,192
Stock Option Expense	3,165	-
Stock Compensation Expense	47,438	-

Increase (Decrease) in Cash from change in:

Accounts Receivable	(73,810)	8,596
Due from Related Party	8,139	(6,419)
Inventory	15,471	(9,705)
Deposits	652	(3,000)
Accounts Payable and Accrued Liabilities	5,595	33,505
Customer Deposits	16,595	35,595

Net Cash Provided By Operating Activities	254,837	270,097

Cash Flow from Investing Activities:
Purchase of Property and Equipment	(209,852)	(103,658)
Purchase of Intangible Property	(18,719)	(15,000)
Deposit for Business Acquisition	(165,000)	-

Net Cash Used in Investing Activities	(393,571)	(118,658)

Cash Flow from Financing Activities:
Issuance of Common Stock	-	353,000
Payment on Bank Line of Credit	(10,710)	(6,943)
Payment on Notes Payable	(19,329)	(18,042)
Payment on Stockholder Advance Payable	-	(57,194)
Proceeds from Stockholder Advance	101,157	-
Payment on SBA Loan	(62,326)	(55,869)
Issuance of Notes Payable	-	81,589

Net Cash Provided by Financing Activities	8,792	296,541
Net (Decrease) Increase in Cash	$ (129,942)	$ 447,980

Cash at the Beginning of the Year	$ 557,920	$ 109,940
Cash at the End of the Year	$ 427,978	$ 557,920

CPSM, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

 (Continued)

	Year End December 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$ 29,110	$ 20,820
Income Taxes	$ 35,324	$ -

CPSM, Inc. and Subsidiaries

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$ 496,786	$ -
Issuance of Promissory Note - Incurred with the Acquisition of CPSM Inc. Shares	$ -	$ 210,000
Deferred Income Tax Asset Resulting from Reorganization	$ -	$ 79,023
Deposit – Business Acquisition due to Common Stock Issuance	$ 29,190	$ -

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 1 – NATURE OF OPERATIONS

CPSM, Inc. (“CPSM”) and its wholly-owned subsidiaries, Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc. (“CPP”) collectively (the “Company”) are primarily engaged in the provision of full line pool and spa services, specializing in pool maintenance and service, repairs, leak detection, renovations, decking and remodeling.  The primary market area includes Martin, Palm Beach, St Lucie, Indian River and Brevard counties, Florida.

NOTE 2 - RECAPITALIZATION

On September 11, 2014, through a stock exchange, CPSM acquired all of the outstanding common shares of Custom Pool. The principal shareholder of Custom Pool at the acquisition date was the Lawrence and Loreen Calarco Family Trust, (“Calarco Trust”) beneficially owned by Lawrence Calarco, an officer and director of the Company and Loreen Calarco an officer and director of the Company.

For accounting purposes, the transaction is accounted for as a reverse recapitalization. Reverse recapitalization accounting applies when a non-operating shell company (CPSM) acquires a private operating company (Custom Pool) and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

On June 12, 2014, the Calarco Trust and four investors purchased approximately 98.5% of the outstanding common shares of Nevcor Business Solutions, Inc. (“Nevcor”). Subsequently, Nevcor was changed to CPSM, Inc.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles general accepted in the United States of America (“GAAP”).

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less or money market accounts held at financial institutions are considered to be cash equivalents. Substantially all of the cash and cash equivalents are placed with one financial institution. From time to time during the year the cash accounts are exposed to credit loss for amounts in excess of insured limits of $250,000 in the event of non-performance by the institution, however, it is not anticipated that there will be non-performance.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the year in which they are determined. At December 31, 2015, $23,114 in receivables was reserved against and at December 31, 2014, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables was made.

Inventory

Inventory consists principally of pool chemicals and resurfacing materials. Inventory has a short turnover cycle. It is valued at the lower of cost or market using the First-in, First-out method.

Property and Equipment

Land is stated at cost. Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Land and building represent the primary office facility of the Company and the newly acquired building in Stuart, Florida. The equipment is largely comprised of computers and motor vehicles used in the pool service business.

Intangible Assets

Intangible assets consist primarily of customer lists and other purchased assets with a definite life, and these are amortized using the straight-line method over those estimated useful lives. Amortization expense will be approximately $13,000 for both the years ended December 31, 2016 and 2017 and $12,000 for 2018.

Customer Deposits

The Company collects initial deposits from customers for pool resurfacing and remediation work and recognizes the revenue when the work is completed.

Revenue Recognition

Revenue is recognized when the pool service is completed and the collectability is reasonably assured. For pool resurfacing and remediation work, revenue is recognized at the time of completion of the job.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In accordance with GAAP, the fair value of stock-based awards is generally recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. Compensation expense related to all awards is included in operations.

Income Taxes

Through June 30, 2014 the stockholders of the Company elected to be taxed as an S-Corporation for federal and state income tax purposes, all items of income and expense flowed through to the stockholders, therefore no provision for income taxes was reflected in the consolidated financial statements or for the period from January 1, 2014 through June 30, 2014.

Effective July 1, 2014 the stockholders of the Company elected to be taxed as a C-Corporation and as a result income taxes are accounted for as follows:

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of asset and liabilities.  Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The effect on deferred tax asset and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2015 and 2014.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Earnings per Share

The Company computes earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of income. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of outstanding common shares during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive. The Company issued 1,000,000 stock options in May 2015 that are potentially dilutive with the stock price closing at $0.07 per share on December 31, 2015 and the exercise price at $0.035 per share. However, no additional dilutive shares are issued under the Treasury Stock Method as the shares repurchased are equal to the shares issued. In 2014, the Company had no potential dilutive instruments and accordingly basic earnings and diluted earnings per share are the same. Effective with the Series A Preferred Stock issuance in January 2016, the if-converted method will be used in diluted earnings per share computations.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At December 31, 2015 and 2014 there were no assets or liabilities carried at fair value.

Use of Estimates and Assumptions

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 on the Company’s financial statement presentation and disclosures.

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2018.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The Company is in the process of determining the effect of the ASU on its consolidated balance sheets and consolidated statements of income. Early application will be permitted for all organizations.

NOTE 5 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At December 31, 2014 the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $177,978.

Accounts receivable are financial instruments that potentially expose the Company to concentration of credit risk. However, accounts receivable of $157,517 and $83,707 at December 31, 2015 and 2014, respectively are comprised of many pool service customer accounts, none of which are individually significant in size. The Company historically has collected substantially all of its receivables.

NOTE 6 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable as of December 31, 2015 and 2014 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 6 – FAIR VALUE ESTIMATES, CONTINUED

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
At December 31, 2015

Bank line of credit	-	$20,426	-	$20,426
Notes payable	-	$562,970	-	$564,646
SBA loan	-	$192,290	-	$192,290
Promissory Note - stockholder	-	-	$175,434	$210,000
Stockholder advance payable	-	-	$187,307	$187,307

At December 31, 2014

Bank line of credit	-	$31,136	-	$31,136
Notes payable	-	$85,134	-	$87,189
SBA loan	-	$254,616	-	$254,616
Promissory Note - stockholder	-	-	$175,434	$210,000
Stockholder advance payable	-	-	$86,150	$86,150

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	At December 31,
Property & Equipment	2015	2014
Land	$ 178,980	$ 82,980
Buildings	565,215	140,715
Equipment	18,079	7,479
Furniture and Fixtures	10,707	5,707
Motor Vehicles	395,012	266,524
Total, at Cost	$ 1,167,993	$ 503,405

Accumulated Depreciation	212,010	186,079

Net Property & Equipment	$ 955,983	$ 317,326

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 7, PROPERTY AND EQUIPMENT, CONTINUED

On August 4, 2015, the Company entered into a written agreement to purchase a 5,600 square foot, free standing, commercial building in the amount of $480,000. The Company secured a ten-year mortgage from a local banking institution with a required 20% deposit at a rate of 3.99%.  The transaction closed in October 2015. (See Note 11, “Notes Payable”, for terms of the note secured by the commercial building).

NOTE 8 – DEPOSIT – BUSINESS ACQUISITION

On December 30, 2015, the Company made a deposit of $165,000 to acquire a pool servicing company, Sundook Advanced Pool Services LLC, in Stuart, FL. Additionally, the Company issued 417,000 shares of restricted stock, valued at $29,190. The total value of the transaction will not exceed $215,000 (See Note 18, “Subsequent Events”). The transaction closed on January 5, 2016.

NOTE 9 – STOCKHOLDER ADVANCE PAYABLE

At December 31, 2015 and 2014, the Company had an advance payable of $187,307 and $86,150 respectively, from the Calarco Trust, beneficially owned by Lawrence Calarco, an officer and director of the Company and Loreen Calarco an officer and director of the Company. The advance payable was used for expenditures on behalf of Custom Pool. The terms of the advance payable are non-interest bearing and it is due on demand.

NOTE 10 – BANK LINE OF CREDIT

The Company maintains a $50,000 revolving line of credit with a regional bank. The line of credit has a ten year maturity, but is due upon demand by the bank. The interest rate is currently 5.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of December 31, 2015 and 2014, respectively is $20,426 and $31,136. The Company is currently in compliance with the terms of the line of credit.

NOTE 11 – NOTES PAYABLE

At December 31, 2015 and 2014 the Company has $564,646 and $87,189 respectively, in notes payable secured against the newly acquired building in 2015 and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $56,880 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates range from 2.99% to 5.75% and the maturities range from three to six years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the new building in Stuart, FL. has an outstanding balance of $397,335 at December 31, 2015. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 12 – LONG TERM LOANS

At December 31, 2015 and 2014, the Company has a long term loan from Wells Fargo Bank which is guaranteed in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index, with the interest rate currently at 5.50%. The loan matures in January 2019. The loan is secured by all of the assets of Custom Pool and by personal guaranties of

Lawrence and Loreen Calarco. The outstanding balance of the loan at December 31, 2015 and 2014 is $192,290 and $254,616 respectively. The Company is currently in compliance with the terms of this loan.

At December 31, 2015 and 2014, the Company has a Promissory Note from a stockholder for $210,000, which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is 5 years and the note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.69% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has not paid interest, but has accrued interest expense of $5,496 and $1,991 as of December 31, 2015 and 2014. The Company is in compliance with the provisions of this Note.

The long term debt repayments are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Notes Payable:	$51,187	$51,071	$51,344	$49,737	$33,677	$327,630	$564,646
SBA Loan	59,262	62,521	65,960	4,547	-	-	192,290
Promissory Note - Stockholder	-	-	-	210,000	-	-	210,000
Total Repayments	$110,449	$113,592	$117,304	$264,284	$33,677	$327,630	$966,936

NOTE 13 – INCOME TAX

For pro forma purposes on the consolidated statements of operations in 2014, the Company’s operations are combined with Custom Pool’s and a pro forma income tax expense is presented. The tax expense is at the statutory federal and state income tax rates. Prior to July 1, 2014, Custom Pool was an S Corporation and as such was a pass-through entity and was not required to pay income taxes.

As of December 31, 2015, the U.S. Federal and Florida income tax returns filed prior to 2012 are no longer subject to examination by the respective taxing authorities.

The differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31, 2015 and 2014:

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 13 – INCOME TAX, CONTINUED

Income Taxes at Statutory Rate	$77,765	34.00%	$53,972	34.00%

Increase (Decrease) in Taxes Resulting From:
State Taxes, net of Federal Tax Benefit	6,525	2.9	83	0.1
Graduated Tax Rates	(4,767)	(2.1)	(6,238)	(3.9)
Change in Entity to C Corporation	-	-	(6,478)	(4.1)
Other, Net	11,695	5.1	778	0.4
Income Taxes	$91,218	39.9%	$42,117	26.5%

Deferred income taxes primarily relate to differences between the amounts recorded for financial reporting purposes and the amounts recorded for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2015 and 2014:

Deferred Income Tax Assets (Liabilities):
Organizational Costs	$72,116	$77,267
Stock Based Compensation	1,191	-
Depreciation	(36,792)	(15,723)
Accrual to Cash Conversion	(13,142)	(19,713)
Deferred Income Tax Assets	$23,373	$41,831

NOTE 14 – PREFERRED STOCK

In December 2015, the Company authorized 50,000,000 shares of Series A Preferred Stock, with a $0.0001 par value. The Series A Preferred has an 8% dividend paid quarterly, and is convertible into common stock at $0.08 per common share. The Series A Preferred is senior to the common stock as to dividends, and any liquidation, dissolution or winding up of the Company. The Series A Preferred also has certain voting and registration rights.

As of December 31, 2015, no Series A Preferred shares had been issued. Nevertheless, see Note 18, “Subsequent Events” for further information.

NOTE 15 - COMMON STOCK

Prior to the consummation of the recapitalization transaction CPSM had 8,300,951 shares of common stock outstanding, exclusive of common shares held by the Calarco Trust.

Post recapitalization, the Company issued 7,300,000 common shares between $0.01 per share and $0.05 per share for $353,000 of gross and net proceeds. At December 31, 2015 and 2014, the Company has 81,041,422 common shares issued and outstanding.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 16 – 2014 STOCK AWARDS PLAN

In November 2014, the board of directors of the Company approved the adoptions of a Stock Awards Plan. The purpose is to provide a means through which the Company may attract, retain and motivate employees, directors and persons affiliated with the Company, including, but not limited to, non-employee consultants, and to provide a means whereby such persons can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company.  A further purpose of the Plan is to provide such participants with additional incentive and reward opportunities designed to enhance the profitable growth and increase stockholder value of the Company. A total of 7,000,000 shares was authorized to be issued under the plan. For incentive stock options, at the grant date the stock options exercise price is required to be at least 110% of the fair value of the Company’s common stock.

The Plan permits the grants of common stock or options to purchase common stock. As plan administrator, the Board of Directors has sole discretion to set the price of the options. Further, the Board of Directors may amend or terminate the plan.

On May 27, 2015, the Board of Directors granted two individuals 500,000 options each. After issuance of the stock options, there are 6,000,000 shares available for issuance. The stock options have a five year maturity, vesting ratably over that period.

A summary of the stock option activity over the year ended December 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at January 1, 2015	-	-	-	-
Granted	1,000,000	$0.035	5 years	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2015	1,000,000	$0.035	5 years	-
Exercisable at December 31, 2015	119,452	$0.035	4.4 years	-

The Company expensed $3,165 of stock option compensation for the year ended December 31, 2015. Unrecognized compensation expense was $23,335 at December 31, 2015. The Company recognized a tax benefit of $1,191 in 2015 due to stock option compensation expense.

During the year ended December 31, 2015, 1,000,000 stock options were granted with the fair value estimated on the date of grant using the following assumptions and the Black Scholes options pricing model:

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 16 – 2014 STOCK AWARDS PLAN, CONTINUED

Dividend Yield	-
Expected Volatility	113.19%
Risk Free Interest Rate	1.57%
Expected Life	5 years
Per Share Grant Date Fair	0.0265
Value of Options Issued	-

A total of 6,000,000 shares are available for grant at December 31, 2015.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Per Agreement, the Company issued 1,897,538 common shares for services provided by an individual. The stock was valued at $0.025 per share, which was the fair market value at the date of issuance. The Company also recognized stock compensation expense of $47,438 in connection with the common stock issuance.

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 18 - SUBSEQUENT EVENTS

On January 5, 2016, the Company closed the acquisition of Sundook Advanced Pool Services LLC (“Sundook”) and Lighthouse Pool Supply, Inc. (“Lighthouse”). The Company acquired 100% of Sundook and paid the Seller $165,000 and 417,000 common shares of CPSM, Inc. valued at $29,190 that are restricted per Rule 144. An additional $25,000 was escrowed pending an audit of customer account retentions after thirty days, and that deposit is still in escrow. The acquisition expands the

Company’s business presence in its primary market of Martin, St Lucie and Indian River counties, Florida. Sundook’s pool service routes are synergistic with the Company’s pool service routes and provide for more efficiency and better operating margins. The acquisition is not significant as defined by ASC 805, “Business Combinations” and therefore pro forma financial information is not presented.

On March 18, 2016, the Company negotiated the final settlement for the acquisition of Sundook. Due to Sundook underperforming certain terms and warranties under the asset purchase agreement, the Company paid $10,000 and Sundook surrendered the 417,000 shares of the Company’s stock.

On January 5, 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock at $0.08 per share for $125,000 to Lawrence Calarco, Chairman and CEO of the Company and to Loreen Calarco, COO of the Company. The use of proceeds was to close the acquisition of Sundook.

Separately, also on March 18, 2016, the Company sold Lighthouse, the retail store acquired in the Sundook transaction, for $17,500.

CPSM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 And 2014 And For The Years Then Ended

NOTE 18 – SUBSEQUENT EVENTS, CONTINUED

The Series A Preferred Stock is convertible into the Company’s common stock at $0.08 per share. At the time of the issuance of the Series A Preferred, the closing stock price of the Company’s common stock was $0.07 per share and so there is not a beneficial conversion feature. The Series A Preferred is callable after six months at the option of the Company at the issue price.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report.

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures are effective.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and through its evaluation of those internal control procedures, our management concluded that our internal controls over financial reporting are effective as of December 31, 2015.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this Annual Report.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting, or any system we design or implement in the future, will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current executive officers and directors. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation
Lawrence Calarco	CEO	July 2014 through present
	Director	July 2014 through present

Charles Dargan II	CFO	July 2014 through present
	Director	July 2014 through present
	Principal Accounting Officer	July 2014 through present

Loreen Calarco	Secretary	July 2014 through present
	Director	July 2014 through present

Jeffrey Michel	Director	July 2014 through present

Business Experience

Lawrence Calarco:

Lawrence Calarco, 53, has been our CEO and director since July 2014.  Mr. Calarco has been the president of Custom Pool & Spa Mechanics, Inc., a wholly-owned subsidiary of the Company, since January 2004.  Mr. Calaraco has been an officer and director of Custom Pool Plastering, Inc., a wholly-owned subsidiary of the Company, since its inception in March 2015.  Mr. Calarco was formerly a resident and business owner in New York and attended Massapequa High School.

Charles Dargan II:

Charles Dargan II, 60, has been our chief financial officer, principal accounting officer and director since July 2014.  Since January 2003, Mr. Dargan has been the president of CFO 911, an entity that provides accounting, financial and operational services.  Mr. Dargan II received a BA from Dartmouth College in 1977, an MBA from the University of Southern California in 1980, and an MSBA in finance from the University of Southern California in 1982.

Loreen Calarco:

Loreen Calarco, 50, has been our chief operating officer and director since July 2014.  Mrs. Calarco has been the secretary and treasurer of Custom Pool & Spa Mechanics, Inc., our wholly owned subsidiary, since January 2014.  Mrs. Calarco has been an officer and director of Custom Pool Plastering, Inc., a wholly-owned subsidiary, since its inception in March 2015.  Mrs. Calarco graduated from Kings Park High School in 1983.

Jeffrey Michel:

Jeffrey Michel, 53, has been a director of the Company since July 2014.  From January 2004 through September 2012, Mr. Michel was the Chairman of Fundy Minerals Ltd.  From January 2010 through May 2013, Mr. Michel was a director of Affinity Arcade Corp.  From January 2014 through February 2015, Mr. Michel was a director and VP of Natural Discoveries, Inc.  From January 2006 through the present day, Mr. Michel has served as a director of World Mining Services Ltd.  From April 2013 through the present day, Mr. Michel has been a managing member of Affinity Restaurant Management.  From April 2004 through the present day, Mr. Michel has served as a director of

Southwood Partners, Inc. From its inception in March 2015, Mr. Michel has served as a director of Custom Pool Plastering, a wholly owned subsidiary of the Company.  Since November 2014, Mr. Michel has served as a director of Hitec Corp. From January 2014 to present day, Mr. Michel has served as a Management Game Supervisory Board Member for the Tepper School of Business at Carnegie Mellon University. Mr. Michel graduated from LaSalle College High School in 1980 and from the USCG Subsistence Specialist School in 1981.

Significant Employees

We have no significant employees who are not executive officers.

Family Relationships

Lawrence Calarco and Loreen Calarco, officers and directors of the Company, are husband and wife.

Directorships

None

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

-

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

-

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

-

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

-

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

-

Engaging in any type of business practice; or

-

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

- any Federal or State securities or commodities law or regulation; or

- any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

- any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

- was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person

Not applicable.

Code of Ethics

We have adopted a Code of Ethics.  We undertake to provide to any person, without charge, upon request, a copy of such Code of Ethics.

Corporate Governance

Nominating Committee

During the year ended December 31, 2015, there were no changes in the procedures by which security holders may recommend nominees to our board of directors.  We do not presently have a nominating committee for members of its board of directors. Nominations are considered by the entire board.

Committees of the Board of Directors

We do not presently have a compensation or audit committee. Compensation and audit matters are considered by the entire board.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to officers and board of directors during the fiscal years ended December 31, 2014 and 2013. The table sets forth this information for salary, bonus, and certain other compensation to the board of directors and named executive officers for the past two fiscal years and includes all board of directors members and officers as of December 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lawrence Calarco(1)	2014	122,500	0	0	0	0	0	0	122,500
CEO, Director	2015	169,500	0	0	0	0	0	0	169,500

Charles Dargan II	2014	0	0	0	0	0	0	0	0
CFO, Director, Principal Accounting Officer	2015	0	0	13,250	0	0	0	25,000	38,250

Loreen Calarco(1)	2014	52,500	0	0	0	0	0	0	52,500
COO, Director	2015	78,000	0	0	0	0	0	0	78,000

(1) All salary amounts paid were made through our wholly-owned subsidiary, Custom Pool & Spa Mechanics, Inc..

Except for such compensation and as indicated above, no cash compensation, deferred compensation, pension benefits or long-term incentive plan awards were issued or granted to our management during the fiscal years indicated above. Further, no member of management has been granted any option or stock appreciation rights except as indicated below; accordingly, no tables relating to such items have been included within this Item.

To date, Lawrence and Loreen Calarco have not received any quarterly profits bonus payments, or other quarterly equity awards.

2014 Stock Awards Plan

In November 2014, our board of directors approved the adoption of a Stock Awards Plan. The purpose is to provide a means through which we may attract, retain and motivate employees, directors and persons affiliated with us, including, but not limited to, non-employee consultants, and to provide a means whereby such persons can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company. A further purpose of the Plan is to provide such participants with additional incentive and reward opportunities designed to enhance the profitable growth and increase our stockholder value. A total of 7,000,000 shares were authorized to be issued under the plan. For incentive stock options, at the grant date the stock options exercise price is required to be at least 110% of the fair value of our common stock.

The Plan permits the grants of common stock or options to purchase common stock. As plan administrator, the board of directors has sole discretion to set the price of the options. Further, the board of directors may amend or terminate the plan.

On May 27, 2015, we granted and approved 500,000 options each to Charles Dargan II, chief financial officer and a director and to Jeffrey Michel, a director. The stock options have a five-year maturity, vesting ratably over that period and an exercise price equal to the closing stock price on May 27, 2015 that was $0.035 per share. The fair value of the options were calculated to be $0.0265 per share using a Black Scholes model. The assumptions used in the model were 1.57% risk free rate using the 5-year constant maturity Treasury Rate, 113.19% stock volatility and 1,825 days (5 years) to maturity.

Employment Contracts and Termination of Employment and Change-in-Control arrangements.

On May 1, 2014, Custom Pool & Spa, our wholly owned subsidiary, entered into an employment agreement with Lawrence Calarco, our chief executive officer.  Under this agreement, Mr. Calarco will operate as the chairman of the board and chief executive officer through April 30, 2019.  Mr. Calarco received a salary of $3,500 per week for the remainder of 2014, and receives $182,000 annually through the remainder of the term of the agreement, subject to review by the board of directors.  In addition, Custom Pool & Spa will pay up to $10,000 annually to be used toward the payment of the premium of a disability insurance policy covering Mr. Calarco.

Mr. Calarco is entitled to a quarterly profits bonus equal to 0.5% of the net pre-tax earnings of Custom Pool & Spa should the net pre-tax earnings be equal to or greater than 15% but less than 20% of gross revenues, 1% of the net pre-tax earnings should the net pre-tax earnings be equal to or greater than 20% but less than 25% of gross revenues, 2% of the net pre-tax earnings should the net pre-tax earnings be equal to or greater than 25% but less than 35% of gross revenues, or 3% of net pre-tax earnings should the net pre-tax earnings be equal to or greater than 35% of gross revenues.  This bonus shall only be payable while Mr. Calarco is an employee of Custom Pool & Spa on the last day of the respective quarter for which such profit bonuses are being calculated.

Mr. Calarco is entitled to annual stock options in an amount equal to 1.5% of net pre-tax earnings if net pre-tax earnings are equal to or greater than 14% but less than 20% of gross revenues, 3% of net pre-tax earnings if net pre-tax earnings are equal to or greater than 20% but less than 25% of gross revenues, 6% of net pre-tax earnings if net pre-tax earnings are equal to or greater than 25% but less than 35% of gross revenues, or 3% of net pre-tax earnings if net pre-tax earnings are equal to or greater than 35% of gross revenues.

Mr. Calarco may be terminated at any time for cause due to any of the following events: 1) breach of the employment agreement, 2) gross negligence by Mr. Calarco that results in material damage to Custom Pool & Spa, 3) willful violation of corporate rules and regulations, 4) fraud, embezzlement, or other criminal conduct, or 5) committing an act of moral turpitude that results in material damage to Custom Pool & Spa.  In addition, Mr. Calarco may terminate his employment at any time by giving 45 days advance notice of such termination.

On May 1, 2014, Custom Pool & Spa entered into an employment agreement with Loreen Calarco, our chief operating officer.  Under this agreement, Mrs. Calarco will operate as a director and as chief operating officer through April 30, 2019.  Mrs. Calarco received a salary of $1,500 per week for the remainder of 2014, and will receive $78,000 annually through the remainder of the term of the agreement, subject to review by the board of directors.  In addition, Custom Pool & Spa will pay up to $10,000 annually to be used toward the payment of the premium of a disability insurance policy covering Mrs. Calarco.

Mrs. Calarco is entitled to a quarterly profits bonus equal to 0.5% of the net pre-tax earnings should the net pre-tax earnings be equal to or greater than 15% but less than 20% of gross revenues, 1% of the net pre-tax earnings should the net pre-tax earnings be equal to or greater than 20% but less than 25% of gross revenues, 2% of the net pre-tax earnings should the net pre-tax earnings be equal to or greater than 25% but less than 35% of gross revenues, or 3% of net pre-tax earnings should the net pre-tax earnings be equal to or greater than 35% of gross revenues.  This bonus shall only be payable while Mrs. Calarco is an employee of Custom Pool & Spa on the last day of the respective quarter for which such profit bonuses are being calculated.

Mrs. Calarco is entitled to annual stock options in an amount equal to 1.5% of net pre-tax earnings if net pre-tax earnings are equal to or greater than 14% but less than 20% of gross revenues, 3% of net pre-tax earnings if net pre-tax earnings are equal to or greater than 20% but less than 25% of gross revenues, 6% of net pre-tax earnings if net pre-tax earnings are equal to or greater than 25% but less than 35% of gross revenues, or 3% of net pre-tax earnings if net pre-tax earnings are equal to or greater than 35% of gross revenues.

Mrs. Calarco may be terminated at any time for cause due to any of the following events: 1) breach of the employment agreement, 2) gross negligence by Mrs. Calarco that results in material damage to Custom Pool & Spa, 3) willful violation of the corporate rules and regulations, 4) fraud, embezzlement, or other criminal conduct, or 5) committing an act of moral turpitude that results in material damage to Custom Pool & Spa.  In addition, Mrs. Calarco may terminate her employment at any time by giving 45 days advance notice of such termination.

On February 1, 2015, we entered into an engagement agreement with CFO 911, an entity that provides accounting, financial and operational services to engage Charles K. Dargan II to act as our chief financial officer.  The term of the engagement is for one year commencing February 1, 2015.  Mr. Dargan II receives $6,250 per quarter.  Additionally, Mr. Dargan II received 500,000 stock options as described below.

Compensation of Directors

 On May 27, 2015, we granted and approved 500,000 options each to Charles Dargan II, chief financial officer and a director and to Jeffrey Michel, a director. The stock options have a five-year maturity, vesting ratably over that period and an exercise price equal to the closing stock price on May 27, 2015 that was $0.035 per share. Except as described above, no other compensation has been paid to our directors.

Limitation on Liability and Indemnification

We are a Nevada corporation. The Nevada Revised Statutes provides that the articles of incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of our directors or our shareholders for monetary damages to the fullest extent provided by the NRS.

The NRS provides that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal, in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the proceeding, unless such indemnity is limited by the corporation's articles of incorporation. Our articles of incorporation do not contain any such limitation.

The NRS provides that a Nevada corporation may indemnify a person made a party to a proceeding because the person is or was a director against any obligation incurred with respect to a proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person's conduct was in the corporation's best interests and, in all other cases, his or her conduct was at least not opposed to the corporation's best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful.  Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such proceeding.

The NRS, unless otherwise provided in the articles of incorporation, a Nevada corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract. Our articles of incorporation provide for indemnification of directors, officers, employees, fiduciaries and agents of the Company to the full extent permitted by Nevada law.

Our articles of incorporation also provide that we may purchase and maintain insurance on behalf of any person who is or was a director or officer of the Company or who is or was serving at the request of the Company as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not we would have the power to indemnify him or her against such liability.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2016, the number and percentage of our outstanding common shares owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address of Stockholder

Shares

% Owned

Lawrence & Loreen Calarco(1)

65,440,471 indirect

78.51%

  5021 SW Saint Creek Drive

  Palm City, FL 34990

Charles Dargan II

100,000

0.12%

819 S. Ruby Drive

Key Largo, FL 33037

Jeffrey Michel

0

0.00%

177 N US Highway One, Suite 146

Tequesta, FL 33469

Officers and Directors as a Group

   (4 persons)

65,440,471 indirect

78.51%

100,000 direct

0.12%

(1)

Based on 83,355,960 common shares outstanding as of March 29, 2016.

(2)

Lawrence and Loreen Calarco, officers and directors of the Company, are husband and wife, and control these shares through the Lawrence & Loreen Calarco Family Trust.

Changes in Control

There are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

On May 27, 2015, we granted and approved 500,000 options each to Charles Dargan II, chief financial officer and a director and to Jeffrey Michel, a director. The stock options have a five-year maturity, vesting ratably over that period and an exercise price equal to the closing stock price on May 27, 2015 that was $0.035 per share. The fair value of the options were calculated to be $0.0265 per share using a Black Scholes model. The assumptions used in the model were 1.57% risk free rate using the 5-year constant maturity Treasury Rate, 113.19% stock volatility and 1,825 days (5 years) to maturity.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for such fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

On September 11, 2014, we acquired all of the outstanding common shares of Custom Pool & Spa, an entity engaged in the pool service business, in exchange for 19,446,783 of our common shares.  Custom Pool & Spa was controlled by the Lawrence and Loreen Calarco Trust, beneficially owned by Lawrence and Loreen Calarco, officers and directors of the Company.

At December 31, 2015 and 2014, we had an advance payable of $187,307 and $86,150 and respectively, from the Lawrence and Loreen Calarco Trust. The advance payable was used for expenditures on behalf of Custom Pool & Spa. The terms of the advance payable are non-interest bearing and it is due on demand.

At December 31, 2015 and December 31, 2014, the Company has a promissory note from Larry Calarco, an officer and director of the Company for $210,000, which was incurred with the acquisition of the common stock of CPSM, Inc.

The term of the promissory note is five years and the note has an interest rate set at the five year Treasury Note rate, currently set at 1.64% and which resets annually from June 3, 2014. The principal is due on the final maturity of June 3, 2019. The Company has not paid interest, but has accrued interest expense of $5,496 and $1,991 as of December 31, 2015 and 2014, respectively. The Company is in compliance with the provisions of this note.

On May 27, 2015, we granted and approved 500,000 options each to Charles Dargan II, chief financial officer and a director and to Jeffrey Michel, a director. The stock options have a five-year maturity, vesting ratably over that period and an exercise price equal to the closing stock price on May 27, 2015 that was $0.035 per share.

On January 5, 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock at $0.08 per share for $125,000 to Lawrence Calarco and Loreen Calarco, officers and directors of the Company. The use of proceeds was to close the acquisition of Sundook.  The Series A Preferred Stock is convertible into the Company’s common stock at $0.08 per share. At the time of the issuance of the Series A Preferred, the closing stock price of the Company’s common stock was $0.07 per share and so there is not a beneficial conversion feature. The Series A Preferred is callable after six months at the option of the Company at the issue price.

Promoters and Certain Control Persons

Except as indicated under the heading “Transactions with Related Persons” above, there have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Director Independence

Jeffrey Michel is the only independent director serving on our board of directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have incurred fees and expenses from Hacker, Johnson & Smith PA of $35,000 and $37,500, respectively, for the 2015 and 2014 fiscal years.  Fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K. The fees in 2014 included $12,500 related to Form S-1 and amendments and the fee for 2015 included $5,000 related to Form 10K.

Tax Fees

We have incurred fees of $5,000 and $4,000, respectively, for the 2015 and 2014 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2015 and 2014 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Hacker, Johnson & Smith PA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheets:

  December 31, 2015 and 2014

Statements of Income:

  For the years ended December 31, 2015 and 2014

Statements of Stockholders’ Equity (Deficit)

  For the years ended December 31, 2015 and 2014

Statements of Cash Flows:

  For the years ended December 31, 2015 and 2014

Notes to Financial Statements

  For the years ended December 31, 2015 and 2014

 (a)(2) List of Financial Statement schedules included in Part IV hereof:  None

 (a)(3) Exhibits

 The following exhibits are included herewith:

Exhibit No.

      Description

10.1

Asset Purchase Agreement between CPSM, Inc. and Sundook Advanced Pool Services LLC dated

                              1/5/2016

10.2

Mutual General Release agreement

31

 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the

                              Sarbanes-Oxley Act of 2002

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the

                              Sarbanes-Oxley Act of 2002

101.INS*

XBRL Instance Document

101.SCH*

XBRL Taxonomy Extension Schema Document

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*

XBRL Taxonomy Extension Label Linkbase Document

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. (Incorporated by reference to the 10-K filed March 31, 2014)

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.

DESCRIPTION

FILED WITH

DATE FILED

3.1(a)

Articles of Incorporation

                 dated March 27, 2007

Form S-1

11-13-15

3.1(b)

Amendment to Articles of Incorporation

                 dated May 1, 2009

Form S-1

11-13-15

3.1(c)

Amendment to Articles of Incorporation

                 dated September 16, 2011

Form S-1/A

3.1(d)

Amendment to Articles of Incorporation

                dated January 31, 2014

Form S-1/A

3.1(e)

Amendment to Articles of Incorporation

                dated July 3, 2014

Form S-1

11-13-15

3.2

Bylaws

Form S-1

11-13-15

10.1

Code of Ethics policy

Form S-1

11-13-15

10.2

Key Man Insurance Policy

                dated July 15, 2015

Form S-1

11-13-15

10.3

Employment Agreement by and between

                Custom Pool & Spa Mechanics, Inc. and

                Larry Calarco dated May 1, 2014

Form S-1

11-13-15

10.4

Employment Agreement by and between

               Custom Pool & Spa Mechanics, Inc. and A

               Loreen Calarco dated May 1, 2014

Form S-1

11-13-15

10.5

Agreement by and between CPSM, Inc. and

                CFO 911 dated February 18, 2015

Form S-1

11-13-15

10.6

Contract re: Whaler Street

                  dated August 2, 2015

Form S-1

11-13-15

10.7

Promissory note between Custom Pool & Spa

                 Mechanics, Inc. and Lawrence Calarco

                 dated June 3, 2014

Form S-1/A

11-13-15

10.8

Asset Purchase Agreement between CPSM, Inc.

  and Sundook Advanced Pool Services LLC

                dated 1/5/2016

Form 10-K

3-30-16

10.9       Mututal General Release Agreement

Form 10-K

3-30-16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Lawrence Calarco

March 30, 2016

Lawrence Calarco

Chief Executive Officer

Director

/s/ Charles Dargan II

March 30, 2016

Charles Dargan II

Chief Financial Officer,

Principal Accounting Officer

Director

/s/ Loreen Calarco

March 30, 2016

Loreen Calarco

Secretary

Director