Form 10-Q
period 2016-03-31
CPSM, Inc.
filed 2016-05-16
CIK 1425203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2016

-OR-

 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 000-1425203

CPSM, INC.

 (Exact name of registrant as specified in its charter)

Nevada	98-0557091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

2951 SE Waaler Street, Stuart, FL 34997

(Address of principal executive offices, including zip code)

722-236-8494

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company (as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of May 16, 2016: 83,355,960

CPSM, INC.

FORM 10-Q

For the Three Months Ended March 31, 2016

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosure	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

CPSM, INC.

Index to the Financial Statements

Page

Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited)

     and December 31, 2015

4

Condensed Consolidated Statements of Income for the three months ended

   March 31, 2016 and 2015

5

Condensed Consolidated Statements of Stockholders’ Equity for the

   three months ended March 31, 2016

6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015

7

Notes to Condensed Consolidated Financial Statements

8

CPSM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,
	2016	December 31,
	(Unaudited)	2015
Assets
Cash	$518,711	$427,978
Accounts Receivable, net	206,754	157,517
Due from Related Party	1,152	-
Inventory	57,544	47,054
Prepaids	40,439	-
Deposits	2,348	2,348
Total Current Assets	826,948	634,897

Property and Equipment, Net	973,270	955,983
Deposit - Business Acquisition	29,190	194,190
Deferred Tax Asset	23,373	23,373
Intangible Assets, Net	181,851	38,054
Total Assets	$2,034,632	$1,846,497

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$247,064	$127,264
Stockholder Advance Payable	72,307	187,307
Bank Line of Credit	27,317	20,426
Notes Payable - Current	43,238	32,918
SBA Loan - Current	59,262	59,262
Customer Deposits	75,273	94,428
Total Current Liabilities	524,461	521,605

Long Term Liabilities
Notes Payable - Long Term	538,496	531,728
SBA Loan - Long Term	118,218	133,028
Promissory Note - Stockholder	210,000	210,000
Total Liabilities	1,391,175	1,396,361

Commitments and Contingencies (Notes 15 and 16 )

Stockholders' Equity

Series A Convertible Preferred Stock, $0.001 par value, 50,000,000
Shares Authorized, 1,562,500 and 0 shares Issued and Outstanding at
March 31, 2016 and December 31, 2015	156	-

Common Stock, $0.001 par value, 250,000,000 Shares
Authorized, 83,355,960 Issued and Outstanding at March 31, 2016 and December 31, 2015	83,356	83,356

Additional Paid-in Capital:
Preferred Stock	124,844	-
Common Stock	219,748	218,423
Retained Earnings	215,353	148,357
Total Stockholders' Equity	643,457	450,136

Total Liabilities and Stockholders' Equity	$2,034,632	$1,846,497
The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2016	2015
Revenue	$1,273,850	$944,452

Costs of Services Rendered and Products Sold:

Cost of Revenue:
Purchases	410,945	258,654
Service Costs	573,612	264,900
Sales and Marketing	14,340	10,017
General and Administrative	144,843	150,202
Depreciation and Amortization	32,321	14,075

Total Costs and Expenses	1,176,061	697,848
Income from Operations	97,789	246,604

Other Expense:
Interest Expense	9,620	6,209
Income Before Income Tax	88,169	240,395

Income Tax
Current	18,673	83,392
Deferred	-	-
Total Income Tax	18,673	83,392

Net Income	$69,496	$157,003
Less: Preferred Stock Dividends	2,500	-
Net Income Available to Common Stockholders	$66,996	$157,003
Net Earnings per Common Share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Number of Common
Shares Outstanding - Basic	83,355,960	81,041,422

Weighted Average Number of Common
Shares Outstanding - Diluted	85,368,338	81,041,422

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2016

	Preferred Stock		Common Stock		Additional Paid - In Capital	Additional Paid - In Capital	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Preferred	Common	Earnings	Equity

Balance at December 31, 2015	-	$ -	83,355,960	$ 83,356	$ -	$ 218,423	$148,357	$ 450,136

Issuance of Series A Preferred Stock	1,562,500	156	-	-	124,844	-	-	125,000

Preferred Stock Dividend	-	-	-	-	-	-	(2,500)	(2,500)
Stock Option Expense	-	-	-	-	-	1,325		1,325
Net Income	-	-	-	-	-	-	69,496	69,496

Balance at March 31, 2016	1,562,500	$ 156	83,355,960	$ 83,356	$124,844	$ 219,748	$215,353	$ 643,457

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31,
	2016	2015
Cash Flow from Operating Activities:
Net Income	$69,496	$157,003
Adjustments to Reconcile Net Income to Net Cash
provided by Operating Activities:
Depreciation and Amortization	32,321	14,075
Stock Option Expense	1,325	-

Increase (Decrease) in Cash from change in:

Accounts Receivable	(49,237)	(79,160)
Due from Related Party	(1,152)	(254)
Inventory	(10,490)	29,523
Prepaids	(40,439)	-
Deposits	-	3,000
Accounts Payable and Accrued Liabilities	119,800	3,085
Customer Deposits	(19,155)	36,665

Net Cash Provided By Operating Activities	102,469	163,937

Cash Flow from Investing Activities:
Purchase of Property and Equipment	(35,905)	(2,799)
Additional Deposit for Acquisition	(25,000)	-
Sale of Purchased Assets	17,500	-
Purchase Price Refund	15,000	-

Net Cash Used in Investing Activities	(28,405)	(2,799)

Cash Flow from Financing Activities:
Preferred Stock Dividend	(2,500)	-
Issuance of Preferred Stock	125,000	-
Payment on Bank Line of Credit	-	(4,093)
Proceeds from Bank Line of Credit	6,891
Payment on Notes Payable	(11,816)	(4,014)
Conversion/Payment on Stockholder Advance Payable	(115,000)	(1,200)
Payment on SBA Loan	(14,810)	(14,031)
Issuance of Notes Payable	28,904	-

Net Cash Provided by (Used in) Financing Activities	16,669	(23,338)

Net Increase in Cash	$90,733	$137,800

Cash at the Beginning of the Period	$427,978	$557,920
Cash at the End of the Period	$518,711	$695,720

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$8,732	$ 5,348
Income Taxes	$30,000	$ -

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$28,904	$ -
Intangible Asset Acquired in Exchange for Deposit - Business Acquisition	$133,000	$ -

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

Unaudited

NOTE 1 – NATURE OF OPERATIONS

CPSM, Inc. (“CPSM”) and its wholly-owned subsidiaries, Custom Pool and Spa Mechanics, Inc. (“Custom Pool”), and Custom Pool Plastering, Inc. (“CPP”) collectively (the “Company”) are primarily engaged in the provision of full line pool and spa services, specializing in pool maintenance and service, repairs, leak detection, renovations, decking and remodeling.  The primary market area includes Martin, Palm Beach, St Lucie, Indian River and Brevard counties, Florida.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles general accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2016 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

Unaudited

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2016. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K.

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

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the year in which they are determined. At March 31, 2016 and December 31, 2015, $23,114 in receivables was reserved against.

Inventory

Inventory consists principally of pool chemicals and resurfacing materials. Inventory has a short turnover cycle. It is valued at the lower of cost or market using the First-in, First-out method.

Property and Equipment

Land is stated at cost. Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Land and building represent the old office facility of the Company in Palm City, FL., available for sale, and the newly acquired building in Stuart, Florida, which is the primary office of the Company. The equipment is largely comprised of computers and motor vehicles used in the pool service business.

Intangible Assets

Intangible assets consist primarily of customer lists and other purchased assets with a definite life, and these are amortized using the straight-line method over those estimated useful lives.

Amortization expense for the next five years and thereafter is as follows:

Intangible Asset	2016	2017	2018	2019	2020	Thereafter
Client List – Prior Acquisitions	$13,400	$3,328	-	-	-	-
Capitalized Costs	1,185	1,185	1,185	1,185	1,185	15,407
Client List -Sundook	8,583	8,583	8,583	8,583	8,583	111,585
Total	$23,168	$13,096	$9,768	$9,768	$9,768	$126,992

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

Unaudited

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2016 and December 31, 2015.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

Unaudited

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and Diluted Net Earnings per Share

The Company computes earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of income. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of outstanding common shares during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive. The Company issued 1,000,000 stock options in May 2015 that are dilutive with the stock price closing at $0.08 per share on March 31, 2016 and the exercise price at $0.035 per share. Under the Treasury Stock Method, an additional 449,878 shares were included in the diluted earnings per share calculation. Further, in January 2016, the Company issued 1,562,500 shares of Series A Preferred Stock which under the if-converted method were added to the dilutive earnings per share calculation. The total diluted shares at March 31, 2016 were 85,368,338. As of March 31, 2015, the Company has no dilutive securities.

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At March 31, 2016 and December 31, 2015 there were no assets or liabilities carried at fair value.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 on the Company’s consolidated financial statement presentation and disclosures.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

Unaudited

NOTE 4, RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

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

NOTE 5 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At March 31, 2016 and December 31, 2015, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $268,711 and $177,978, respectively.

Accounts receivable are financial instruments that potentially expose the Company to concentration of credit risk. However, accounts receivable of $206,754 and $157,517 at March 31, 2016 and December 31, 2015, respectively are comprised of many pool service customer accounts, none of which are individually significant in size. The Company historically has collected substantially all of its receivables.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

Unaudited

NOTE 6 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable as of March 31, 2016 and December 31, 2015 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

The fair value of the cash, line of credit, notes payable, loans and intangible asset acquired in business acquisition at March 31, 2016 and December 31, 2015, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)	Carrying Value
At December 31, 2015
Cash	$427,978		-	-	$427,978
Bank Line of Credit	-		$20,426	-	$ 20,426
Notes Payable	-	$5	62,970	-	$ 564,646
SBA Loan	-	$1	92,290	-	$ 192,290
Promissory Note – Stockholder	-			$175,434	$ 210,000
Stockholder Advance Payable	-			$187,307	$ 187,307
At March 31, 2016
Cash	$518,711		-	-	$ 518,711
Bank Line of Credit	-		$ 27,317	-	$ 27,317
Notes Payable	-		$580,058	-	$ 581,734
SBA Loan	-		$ 177,480	-	$ 177,480
Promissory Note – Stockholder	-		-	$175,434	$ 210,000
Stockholder Advance Payable	-		-	$72,307	$ 72,307
Intangible Asset Acquired in Business Acquisition	-		$154,500	-	$154,500

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE Condensed CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

Unaudited

NOTE 7 –  ACQUISITION OF SUNDOOK POOL SERVICES, LLC

On December 30, 2015, the Company made a deposit of $165,000 to acquire a pool servicing company, Sundook Advanced Pool Services LLC, in Stuart, FL. Additionally, the Company issued 417,000 shares of restricted stock, valued at $25,000. The transaction closed on January 5, 2016.  The primary asset aquired consisted of customer list intangible assets valued at $154,500 as well as a retail store valued at $17,500.

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

On March 18, 2016, the Company negotiated the final settlement for the acquisition of Sundook. Due to Sundook underperforming certain terms and warranties under the asset purchase agreement, the Company paid $10,000 of the escrowed funds, and Sundook surrendered the 417,000 shares of the Company’s stock.

Separately, also on March 18, 2016, the Company sold the retail store acquired in the Sundook transaction for $17,500.

The acquisition is not significant as defined by ASC 805 “Business Combinations” and, therefore, no proforma financial information is presented.

NOTE 8 – STOCKHOLDER ADVANCE PAYABLE

At March 31, 2016 and December 31, 2015, the Company had an advance payable of $72,307 and $187,307 respectively, from the Calarco Trust, beneficially owned by Lawrence Calarco, an officer and director of the Company and Loreen Calarco an officer and director of the Company. The advance payable was used for expenditures on behalf of Custom Pool. The terms of the advance payable are non-interest bearing and it is due on demand.

NOTE 9 – BANK LINE OF CREDIT

The Company maintains a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 5.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index.

The outstanding balance as of March 31, 2016 and December 31, 2015, respectively is $27,317 and $20,426. The Company is currently in compliance with the terms of the line of credit.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

Unaudited

NOTE 10 – NOTES PAYABLE

At March 31, 2016 and December 31, 2015 the Company has $581,734 and $564,646 respectively, in notes payable secured against the newly acquired building in 2015 and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $53,950 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates range from 2.99% to 5.75% and the maturities range from three to six years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the new building in Stuart, FL. has an outstanding balance of $393,637 at March 31, 2016. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

NOTE 11 – LONG TERM LOANS

At March 31, 2016 and December 31, 2015, the Company has a long term loan from Wells Fargo Bank which is guaranteed in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index, with the interest rate currently at 5.50%. The loan matures in January 2019. The loan is secured by all of the assets of Custom Pool and by personal guaranties of Lawrence and Loreen Calarco. The outstanding balance of the loan at March 31, 2016 and December 31, 2015 is $177,480 and $192,290 respectively. The Company is currently in compliance with the terms of this loan.

At March 31, 2016 and December 31, 2015, the Company has a Promissory Note from a stockholder for $210,000, which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is 5 years and the note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.69% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has not paid interest, but has accrued interest expense of $6,383 and $5,496 as of March 31, 2016 and December 31, 2015. The Company is in compliance with the provisions of this Note.

NOTE 12 – PREFERRED STOCK

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. At the time of the issuance of the Series A Preferred, the closing stock price of the Company’s common stock was $0.07 per share and so there is not a beneficial conversion feature. The Series A Preferred is callable after six months at the option of the Company at the issue price.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

Unaudited

NOTE 13 - COMMON STOCK

Prior to the consummation of the recapitalization transaction CPSM had 8,300,951 shares of common stock outstanding, exclusive of common shares held by the Calarco Trust.

Post recapitalization, the Company issued 7,300,000 common shares between $0.01 per share and $0.05 per share for $353,000 of gross and net proceeds. At March 31, 2016 and December 31, 2015 and 2014, the Company has 83,355,960 common shares issued and outstanding.

NOTE 14 – 2014 STOCK AWARDS PLAN

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

On May 27, 2015, the Board of Directors granted two individuals 500,000 options each. After issuance of the stock options, there are 6,000,000 shares available for issuance. The stock options have a five-year maturity, vesting ratably over that period.

A summary of the stock option activity over the period ended March 31, 2016 is as follows:

Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)

Outstanding at Dec. 31, 2015	1,000,000	$0.035	4.4 Years
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2016	1,000,000	$ 0.035	4.2 Years	-
Exercisable at March 31, 2016	169,315	$ 0.035	4.2 Years	-

The Company expensed $1,325 of stock option compensation for the three months ended March 31, 2016. Unrecognized compensation expense was $22,010 at March 31, 2016. The Company did not issue any stock options during the three months ended March 31, 2015.

A total of 6,000,000 shares are available for grant at March 31, 2016.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

Unaudited

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 16 - SUBSEQUENT EVENTS

In May 2016, the Company moved into its new office headquarter building in Stuart, FL. and has made available for sale or lease, its old office building in Palm City, FL. That building has a sale offer and is in escrow for $300,000, which has another 60 days remaining. There are significant contingent conditions to closing the sale, which have to do mainly with the potential buyer requiring certain permits for development.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

For the three months ended March 31, 2016 and 2015, we had revenues of $1,273,850 and $944,452 respectively, an increase of $329,398 or 35%. The increase is due to an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts.  Pool service contract pricing and pool resurfacing contract pricing has remained at the same level from year to year.  The increase in revenues is due to the continuing economic recovery and the Company’s further penetration into the existing South Florida pool market.

The purchases and service costs of $984,557 and $523,554 respectively, for the three months ended March 31, 2016 and 2015, an increase of $461,003 or 88%. The increase is due to the increase in sales of our pool service and plastering and refinishing business. As well, increased costs have been incurred in the integration of the acquisition of Sundook Pools.

Revenues, less purchases and service costs was $289,293 and $420,898 for the three months ended March 31, 2016 and 2015, respectively and produced a margin of 23% and 45%, respectively.  The decline in margin is largely due to the integration of the pool service business from the acquisition of Sundook Pools.   The Company believes that as the integration is completed the margin will improve.

For the three months ended March 31, 2016 and 2015, we had sales and marketing expenses of $14,340 and $10,017, respectively. This was an increase of $4,323 or 43% and is due largely to an established market presence for CPP reducing the need for marketing.  Nevertheless, depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $144,843 and $150,201 respectively, a decrease of $5,358 or 4%. The decline is not indicative of what is expected to be an overall increase in general and administrative expenses as the Company continues to grow by adding pool service business.  This is mainly due to a timing difference in legal and accounting expenses and tax expense.

Depreciation and amortization expense was $32,321 and $14,075 respectively, for the three months ended March 31, 2016 and 2015, an increase of $18,246 or 130%. This is due to the purchase of additional motor vehicles, especially the pump truck for CPP as business in both the pools service and resurfacing business has expanded.  As well, increased depreciation has come from the new office building in Stuart, Florida.

Capital Resources and Liquidity

We are currently profitable and finance our business through operations. Debt financing was used to start the business, for purchases of motor vehicles and a commercial building that are our new headquarters. Equity financing, using both preferred and common stock, has been used for public company and other registration costs as well as for future acquisitions. Currently, we are not in any negotiations to acquire other businesses.

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

We maintain a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 5.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of March 31, 2016 and December 31, 2015, respectively, is $27,317and $20,426. We are currently in compliance with the terms of the line of credit.

At March 31, 2016 and December 31, 2015, we had a long term loan from Wells Fargo Bank which is guaranteed, in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index, with the interest rate currently at 5.50%. The loan matures in January 2019. The loan is secured by all of the assets of Custom Pool & Spa Mechanics, Inc. and by personal guaranties of Lawrence and Loreen Calarco, officers and directors of the Company. The outstanding balance of the loan at March 31, 2016 and December 31, 2015 is $177,480 and $192,290 respectively. We are currently in compliance with the terms of this loan.

At March 31, 2016 and December 31, 2015, we had a promissory note from a stockholder for $210,000, which was incurred with the acquisition of the common shares of CPSM, Inc.

The term of the promissory note is five years and the promissory note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.69% and which resets annually from June 3, 2014. The principal is due on the final maturity of June 3, 2019. We have not paid interest, but has accrued interest expense of $6,383 and $5,496 as of March 31, 2016 and December 31, 2015, respectively. We are in compliance with the provisions of this promissory note.

March 31, 2016 compared to March 31, 2015

For the three months ended March 31, 2016, we had a net income of $66,996. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $32,321 due to depreciation and amortization, and an increase of $1,325 due to stock option compensation.

We had the following changes in operating assets and liabilities: an increase of $49,237 in accounts receivable, an increase of $1,152 in amounts due from related party, an increase of $10,490 due to inventory, an increase in prepaid expenses of $40,439, an increase of $119,800 in accounts payable and accrued expenses and a decrease in customer deposits of $19,155.

As a result, we had net cash provided by operating activities of $102,469 for the three months ended March 31, 2016 consistent with the increase in pool servicing and pool plastering and resurfacing business.

For the three months ended March 31, 2015, we had a net income of $157,003. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $14,075 due to depreciation and amortization.

We had the following changes in operating assets and liabilities: an increase of $79,160 in accounts receivable, an increase of $254 in amounts due from related party, a decrease of $29,523 due to inventory, a decrease of $3,000 in deposits, an increase of $3,085 in accounts payable and accrued expenses and an increase in customer deposit of $36,665.

As a result, we had net cash provided by operating activities of $163,937 for the three months ended March 31, 2015 consistent with the increase in pool servicing and pool plastering and resurfacing business.

For the three months ended March 31, 2016, we purchased $35,905 of property and equipment.  We also made an additional deposit into escrow for the Sundook acquisition of $25,000. Additionally, we sold purchased assets of $17,500 and had a purchase price refund of $15,000.  As a result, we had net cash used in investing activities of $28,405 for the three months ended March 31, 2016.

For the three months ended March 31, 2015, we purchased $2,799 of property and equipment resulting in net cash used in investing activities of $2,799.

For the three months ended March 31, 2016, we paid a preferred stock dividend of $2,500 and received proceeds from the issuance of preferred stock of $125,000.  We received proceeds from the bank line of credit of $6,891.  Additionally, we made payments on notes payable of $11,816, converted into preferred stock, $115,000 of the stockholder advance payable, made payment on SBA loan of $14,810 and received proceeds from a notes payable of $28,904.  As a result, we had net cash provided by financing activities of $16,669 for the three months ended March 31, 2016.

For the three months ended March 31, 2015, we made payments on the bank line of credit of $4,093.  Additionally, we made payments on notes payable of $4,014, made payments on stockholder advance payable of $1,200, and on SBA loan of $14,031.  As a result, we had net cash used in financing activities of $23,338 for the three months ended March 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact the adoption of ASU 2014-09 on our consolidated financial statement presentation and disclosures.

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

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

The registrant has no material contractual obligations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended March 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of March 31, 2016, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2016

CPSM, INC.

By:  /s/Lawrence Calarco

Lawrence Calarco

Chief Executive Officer

By:  /s/Charles Dargan II

Charles Dargan II

Chief Financial Officer