Form 10-Q
period 2016-06-30
CPSM, Inc.
filed 2016-08-15
CIK 1425203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2016

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

The number of outstanding shares of the registrant's common stock as of August 15, 2016: 82,938,960

CPSM, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2016

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis ofFinancial Condition and Results of Operations

20

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

27

Item 4.  Controls and Procedures

27

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

28

Item 1A.  Risk Factors

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.  Defaults upon Senior Securities

28

Item 4.  Mine Safety Disclosures

28

Item 5.  Other Information

28

Item 6.  Exhibits

28

SIGNATURES

29

CPSM, INC.

Index to the Financial Statements

Page

Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015

4

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 (unaudited)

6

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2016 (unaudited)

7

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited)

8

Notes to Condensed Consolidated Financial Statements (unaudited)

10

CPSM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash	$ 494,192	$ 427,978
Accounts Receivable, net	198,586	157,517
Due from Related Party	2,014	-
Inventory	24,468	47,054
Prepaids	78,366	-
Deposits	2,348	2,348
Total Current Assets	799,974	634,897

Property and Equipment, Net	982,453	955,983
Deposit - Business Acquisition	4,190	194,190
Deferred Tax Asset	23,373	23,373
Intangible Assets, Net	171,454	38,054
Total Assets	$ 1,981,444	$ 1,846,497

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 176,857	$ 127,264
Stockholder Advance Payable	70,981	187,307
Bank Line of Credit	34,027	20,426
Notes Payable - Current	28,008	32,918
SBA Loan - Current	56,172	59,262
Customer Deposits	135,546	94,428
Total Current Liabilities	501,591	521,605

Long Term Liabilities
Notes Payable - Long Term	537,373	531,728
SBA Loan - Long Term	109,496	133,028
Promissory Note - Stockholder	210,000	210,000
Total Liabilities	1,358,460	1,396,361

CPSM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued from previous page)

Stockholders' Equity

Series A Convertible Preferred Stock, $0.001 par value, 50,000,000
Shares Authorized, 1,562,500 and 0 shares Issued and Outstanding
at June 30, 2016 and December 31, 2015	156	-

Common Stock, $0.001 par value, 250,000,000 Shares
Authorized, 82,938,960 and 83,355,960 respectively, Issued and Outstanding at June 30, 2016 and December 31, 2015	82,939	83,356

Additional Paid-in Capital:
Preferred Stock	124,844	-
Common Stock	196,490	218,423
Retained Earnings	218,555	148,357
Total Stockholders' Equity	622,984	450,136

Total Liabilities and Stockholders' Equity	$ 1,981,444	$ 1,846,497

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$ 1,316,403	$ 927,418	$2,590,253	$ 1,845,167

Costs and Expenses:
Cost of Services and Products Sold:
Purchases	446,671	297,937	857,616	533,496
Service Costs	575,590	408,008	1,096,701	778,166
Sales and Marketing	23,070	12,748	37,410	20,332
General and Administrative	221,112	185,588	418,455	316,923
Depreciation and Amortization	31,229	16,140	63,550	31,784
Total	1,297,672	920,421	2,473,732	1,680,701

Other (Income) Expense:
Interest Expense	16,194	6,065	25,814	12,275
Other Income	(6,354)	(11)	(6,355)	245

Total Other Expense	9,840	6,054	19,459	12,520

Income Before Income Tax	8,891	943	97,062	151,946

Income Tax Current	3,190	141	21,864	45,929

Total Income Tax	3,190	141	21,864	45,929

Net Income	$ 5,701	$ 802	$ 75,198	$ 106,017
Less: Preferred Stock Dividends	2,500	-	5,000	-
Net Income Available to Common Stockholders	$ 3,201	$ 802	$ 70,198	$ 106,017

Net Earnings per Common Share:
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average Number of Common
Shares Outstanding - Basic	82,938,960	81,041,422	83,147,460	81,041,422

Weighted Average Number of Common
Shares Outstanding - Diluted	84,847,724	81,041,422	85,192,738	81,041,422

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2016

	Preferred Stock		Common Stock		Additional Paid - In Capital	Additional Paid - In Capital	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Preferred	Common	Earnings	Equity

Balance at December 31, 2015	-	$ -	83,355,960	$ 83,356	$ -	$ 218,423	$148,357	$450,136

Issuance of Series A Preferred Stock (Unaudited)	1,562,500	156	-	-	124,844	-	-	125,000
Settlement of Shares Issued in Acquisition (Unaudited)	-		(417,000)	$ (417)	-	(24,583)	-	(25,000)

Preferred Stock Dividend (Unaudited)	-		-	-	-	-	(5,000)	(5,000)
Stock Option Expense (Unaudited)	-		-	-	-	2,650	-	2,650
Net Income (Unaudited)	-		-	-	-	-	75,198	75,198

Balance at June 30, 2016 (Unaudited)	1,562,500	$ 156	82,938,960	$ 82,939	$ 124,844	$ 196,490	$218,555	$ 622,984

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash Flow from Operating Activities:
Net Income	$ 75,198	$ 106,017

Adjustments to Reconcile Net Income to Net Cash
provided by Operating Activities:
Depreciation and Amortization	63,550	31,784
Non-cash Stock Option Compensation	2,650	494

Increase (Decrease) in Cash from change in:

Accounts Receivable	(41,069)	(21,207)
Due from Related Party	(2,014)	(1,010)
Inventory	22,586	16,335
Prepaids	(78,366)	-
Deposit	-	(5,000)
Accounts Payable and Accrued Expenses	49,593	16,807
Customer Deposit	41,118	54,376

Net Cash Provided By Operating Activities	133,246	198,596

Cash Flow from Investing Activities:
Purchase of Property and Equipment	(40,016)	(133,391)
Purchase of Intangible Property	-	(3,196)
Additional Deposit for Acquisition	(22,000)	-
Sale of Purchased Assets	17,500	-
Purchase Price Refund	15,000	-

Net Cash Used in Investing Activities	(29,516)	(136,587)

Cash Flow from Financing Activities:
Preferred Stock Dividend	(5,000)	-
Issuance of Preferred Stock	125,000	-
Payment on Bank Line of Credit	-	(8,232)
Proceeds from Bank Line of Credit	13,601	-
Payment on Notes Payable	(28,169)	(8,567)
Conversion/Payment on Stockholder Advance Payable	(116,326)	(6,400)
Payment on SBA Loan	(26,622)	(28,242)
Issuance of Notes Payable	-	87,380

Net Cash (Used in) Provided by Financing Activities	(37,516)	35,939

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Continued from previous page)

Net Increase in Cash	$ 66,214	$ 97,948

Cash at the Beginning of the Period	$ 427,978	$ 557,920
Cash at the End of the Period	$ 494,192	$ 655,868

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$ 22,814	$ 10,553
Taxes	$ 37,108	$ 8,000

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$ 28,904	$ -
Intangible Asset Acquired in Exchange for Deposit - Business Acquisition	$ 154,500	$ -
Reduction in Deposit – Business Acquisition and Common Stock as a Result of Settlement of Shares Issued in Acquisition	$ 25,000	$ -

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2016 and 2015

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

However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2016 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2016. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K.

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

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At June 30, 2016 and December 31, 2015, the allowance for uncollected receivables was $23,114.

Inventory

Inventory consists principally of pool chemicals and resurfacing materials. Inventory has a short turnover cycle. It is valued at the lower of cost or market using the First-in, First-out method.

Property and Equipment

Land is stated at cost. Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Land and building represent the old office facility of the Company in Palm City, FL., available for sale and in escrow under contract to sell, and the newly acquired building in Stuart, Florida, which is the primary office of the Company. The equipment is largely comprised of computers and motor vehicles used in the pool service business.

Intangible Assets

Intangible assets consist primarily of customer lists and other purchased assets with a definite life, and these are amortized using the straight-line method over those estimated useful lives.

Amortization expense for the next five years and thereafter is as follows:

Intangible Asset	2016	2017	2018	2019	2020	Thereafter
Client List – Prior Acquisitions	$13,400	$3,328	-	-	-	-
Capitalized Costs	1,185	1,185	1,185	1,185	1,185	13,037
Client List -Sundook	8,583	8,583	8,583	8,583	8,583	92,849
Total	$23,168	$13,096	$9,768	$9,768	$9,768	$105,886

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2016 and December 31, 2015.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Earnings per Share

The Company computes earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of operations. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, computed using the treasury stock method for outstanding stock options and the if converted method for preferred stock. Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive.

For the three and six month periods ended June 30, 2016 the basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Income Available to Common Stockholders	$ 3,201	$ 802	$ 70,198	$ 106,017
Income Attributable to Preferred Stock	2,500	-	5,000	-
Income Available to Common Stockholders and Assumed Conversions	$ 5,701	$ 802	$ 75,198	$ 106,017

Weighted Average Shares - Basic	82,938,960	81,041,422	83,147,160	81,041,422
Effective Dilutive Securities – Stock Options	346,264	-	482,778	-
Shares Issuable Upon Conversion of Preferred Stock	1,562,500	-	1,562,500
Weighted Average Shares - Diluted	84,847,724	81,041,422	85,192,738	81,041,422
Net Earnings Per Common Share:
Basic	$ 0.00	$0.00	$0.00	$0.00
Diluted	$ 0.00	$0.00	$0.00	$0.00

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At June 30, 2016 and December 31, 2015 there were no assets or liabilities carried at fair value.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board, the (“FASB”), issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 on the Company’s consolidated financial statement presentation and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2018.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 5 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At June 30, 2016 and December 31, 2015, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $244,192 and $177,978, respectively.

Accounts receivable are financial instruments that potentially expose the Company to concentration of credit risk. However, accounts receivable of $198,586 and $157,517 at June 30, 2016 and December 31, 2015, respectively are comprised of many pool service customer accounts, none of which are individually significant in size. The Company historically has collected substantially all of its receivables.

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

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable as of June 30, 2016 and December 31, 2015 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable

The estimated fair value of the cash, line of credit, notes payable, loans and intangible asset acquired in business acquisition at June 30, 2016 and December 31, 2015, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value

At December 31, 2015 Assets
Cash	$427,978	-	-	$427,978
Liabilities
Bank Line of Credit	-	$20,426	-	$20,426
Notes Payable	-	$562,970	-	$562,970
SBA Loan	-	$192,290	-	$192,290
Promissory Note - Stockholder	-	-	$175,434	$175,434
Stockholder Advance Payable	-	-	$187,307	$187,307

At June 30, 2016 Assets
Cash	$494,192	-	-	$494,192
Liabilities
Bank Line of Credit	-	$34,027	-	$34,027
Notes Payable	-	$565,381	-	$565,381
SBA Loan	-	$165,668	-	$165,668
Promissory Note - Stockholder	-	-	$175,434	$175,434
Stockholder Advance Payable	-	-	$70,981	$70,981
Intangible Asset Acquired in Business Acquisition	-	$154,500	-	$154,500

NOTE 7 – ACQUISTION OF SUNDOOK POOL SERVICES, LLC

On December 30, 2015, the Company made a deposit of $165,000 to acquire a pool servicing company, Sundook Advanced Pool Services LLC, in Stuart, FL. Additionally, the Company issued 417,000 shares of restricted stock, valued at $25,000. The transaction closed on January 5, 2016. The primary asset acquired consisted of customer list intangible assets valued at $154,500 as well as a retail store valued at $17,500.

An additional $25,000 was escrowed pending an audit of customer account retentions after thirty days.,. The acquisition expands the Company’s business presence in its primary market of Martin, St Lucie and Indian River counties, Florida. Sundook’s pool service routes are synergistic with the Company’s pool service routes and provide for more efficiency and better operating margins.

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

The acquisition is not significant as defined by ASC 805, “Business Combinations”, and therefore no pro forma financial information is presented.

NOTE 8 – STOCKHOLDER ADVANCE PAYABLE

At June 30, 2016 and December 31, 2015, the Company had an advance payable of $70,981 and $187,307 respectively, from the Calarco Trust, beneficially owned by Lawrence Calarco, an officer and director of the Company and Loreen Calarco an officer and director of the Company. The advance payable was used for expenditures on behalf of Custom Pool. The terms of the advance payable are non-interest bearing and it is due on demand.

NOTE 9 – BANK LINE OF CREDIT

The Company maintains a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 5.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index.

The outstanding balance as of June 30, 2016 and December 31, 2015, respectively is $34,027 and $20,426. The Company is currently in compliance with the terms of the line of credit.

NOTE 10 – NOTES PAYABLE

At June 30, 2016 and December 31, 2015 the Company has $565,381 and $564,646 respectively, in notes payable secured against the newly acquired building in 2015 and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $50,986 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates range from 2.99% to 5.75% and the maturities range from three to six years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the new building in Stuart, FL. has an outstanding balance of $390,350 at June 30, 2016. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

NOTE 11 – LONG TERM LOANS

At June 30, 2016 and December 31, 2015, the Company has a long term loan from Wells Fargo Bank which is guaranteed in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index, with the interest rate currently at 5.50%. The loan matures in January 2019. The loan is secured by all of the assets of Custom Pool and by personal guaranties of Lawrence and Loreen Calarco. The outstanding balance of the loan at June 30, 2016 and December 31, 2015 is $165,668 and $192,290 respectively. The Company is currently in compliance with the terms of this loan.

At June 30, 2016 and December 31, 2015, the Company has a Promissory Note from a stockholder for $210,000, which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is 5 years and the note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.69% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has not paid interest, but has accrued interest expense of $7,270 and $5,496 as of June 30, 2016 and December 31, 2015. The Company is in compliance with the provisions of this Note.

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

Post recapitalization, the Company issued 7,300,000 common shares between $0.01 per share and $0.05 per share for $353,000 of gross and net proceeds. At June 30, 2016 and December 31, 2015, the Company has 82,938,960 and 83,355,960 common shares issued and outstanding, respectively.

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

A summary of the stock option activity over the period ended June 30, 2016 is as follows:

Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)

Outstanding at Dec. 31, 2015	1,000,000	$0.035	4.4 Years
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2016	1,000,000	$ 0.035	3.9 Years	$33,000
Exercisable at June 30, 2016	219,178	$ 0.035	3.9 Years	$ 7,251

The Company expensed $1,325 and $2,650 respectively, of stock option compensation for the three and six months ended June 30, 2016. Unrecognized compensation expense was $20,685 at June 30, 2016. The Company did not issue any stock options during the three and six months ended June 30, 2015.

A total of 6,000,000 shares are available for grant at June 30, 2016.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 16 - SUBSEQUENT EVENTS

In May 2016, the Company moved into its new office headquarters building in Stuart, FL. and has made available for sale or lease, its old office building in Palm City, FL. That building has had a sale offer and was in escrow for $300,000, which had another 60 days remaining. The sale was not completed as there were significant contingent conditions to closing which were not satisfied, largely due to the inability to receive certain permits for development. In July 2016, the building was again in escrow for $300,000 with a new buyer. The escrow has an additional 60 days remaining. There are contingent conditions that must be satisfied in order to complete the sale. The book value of the building was $94,970 at June 30, 2016.

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

The Company competes in its markets on the basis of price and the quality of the service.  There are many pool service companies in the market and throughout Florida.  However, this also presents an opportunity for the Company since many of its competitors are smaller and lack the infrastructure and depth of the Company.  This allows the Company to compete through offering a larger range of services with a lower cost structure and to pursue growth opportunities either through internal growth or through opportunistic acquisitions. Most recently, the Company contracted with an additional supplier of pool resurfacing products which target a higher price segment of the resurfacing market and for which the Company expects to augment its sales and presence in its markets over the next six months.

Plan of Operations

Management will expand the business as adequate working capital is provided through revenues.  Our ability to maintain sufficient liquidity is dependent on our ability to maintain profitable operations or to raise additional capital. We have no anticipated timeline for obtaining additional financing or the expansion of our business.  We will continue to keep our expenses as low as possible and keep our operations in line with available working capital.

Results of Operations

On September 11, 2014, through a stock exchange the Company acquired all of the outstanding common shares of Custom Pool & Spa Mechanics, Inc.  The business purpose of the stock exchange was to maximize access to capital market financing.  For accounting purposes, the transaction is accounted for as a reverse recapitalization.

Custom Pool & Spa Mechanics, Inc. has had a pool resurfacing business as part of its service offerings. The resurfacing work had been subcontracted to other pool resurfacing companies. In March 2015, the Company formed Custom Pool Plastering Inc. (“CPP”), to consolidate the pool resurfacing business, including Custom Pool & Spa Mechanics, Inc. pool resurfacing business, in the new subsidiary. As such, CPP is a start-up entity, and through December 31, 2015, generated a small operating loss. Nevertheless, CPP is profitable in the six months ended June 30, 2016.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

For the three months ended June 30, 2016 and 2015, we had revenues of $1,316,403 and $927,418 respectively, an increase of $388,985 or 42%. The increase is due to an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts.  Pool service contract pricing and pool resurfacing contract pricing has remained at the same level from year to year.  The increase in revenues is due to the continuing economic recovery and the Company’s further penetration into the existing South Florida pool market.

The cost of services and products sold  of $1,297,672 and $920,421 respectively, for the three months ended June 30, 2016 and 2015, an increase of $377,251 or 41%. The increase is due to the increase in sales of our pool service and plastering and refinishing business. As well, increased costs have been incurred in the integration of the acquisition of Sundook Pools.

Revenues, less purchases and service costs was $294,142 and $221,473 for the three months ended June 30, 2016 and 2015, respectively and produced a margin of 22% and 24%, respectively.  The small decline in margin is largely due to the integration of the pool service business from the acquisition of Sundook Pools.   The Company believes that as the integration is completed the margin will improve.

For the three months ended June 30, 2016 and 2015, we had sales and marketing expenses of $23,070 and $12,748, respectively. This was an increase of $10,322 or 81% and is due largely to increased advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters. .   Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the three months ended June 30, 2016 and 2015 were $221,112 and $185,588 respectively, an increase of $35,524 or 19%. The increase is due to the addition of costs from the acquisition of Sundook as well as an overall increase due to one-time expenses for the office headquarters move to a new building.

Depreciation and amortization expense was $31,229 and $16,140 respectively, for the three months ended June 30, 2016 and 2015, an increase of $15,089 or 94%. This is due to the purchase of additional motor vehicles, especially the pump truck for CPP as business in both the pools service and resurfacing business has expanded.  As well, increased depreciation has come from the new office building in Stuart, Florida.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

For the six months ended June 30, 2016 and 2015, we had revenues of $2,590,253 and $1,845,167 respectively, an increase of $745,086 or 40%. The increase is due to an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts. Some of the increase in pool service customers and new pool plastering business is due to the acquisition of Sundook. Pool service contract pricing and pool resurfacing contract pricing has remained at the same level from year to year.  The increase in revenues is due to the continuing economic recovery and the Company’s further penetration into the existing South Florida pool market.

The cost of services and products sold of $1,954,317 and $1,311,662 respectively, for the six months ended June 30, 2016 and 2015, an increase of $642,655 or 49%. The increase is due to the increase in sales of our pool service and plastering and refinishing business. As well, increased costs have been incurred in the integration of the acquisition of Sundook Pools.

Revenues, less purchases and service costs was $635,936 and $533,505 for the six months ended June 30, 2016 and 2015, respectively and produced a margin of 25% and 29%, respectively.  The decline in margin is largely due to the integration of the pool service business from the acquisition of Sundook Pools.  The Company believes that as the integration is completed the margin will improve.

For the six months ended June 30, 2016 and 2015, we had sales and marketing expenses of $37,410 and $20,332, respectively. This was an increase of $17,078 or 84% and is due largely to increased advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters. Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the six months ended June 30, 2016 and 2015 were $418,456 and $316,923 respectively, an increase of $101,533 or 32%. The increase is due to the addition of costs from the acquisition of Sundook as well as one-time costs incurred during the move of the headquarters to a new building.

Depreciation and amortization expense was $63,550 and $31,784 respectively, for the six months ended June 30, 2016 and 2015, an increase of $31,766 or 100%. This is due to the purchase of additional motor vehicles, especially the pump truck for CPP as business in both the pools service and resurfacing business has expanded.  As well, increased depreciation has come from the new office building in Stuart, Florida.

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

We maintain a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 5.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of June 30, 2016 and December 31, 2015, respectively, is $34,027and $20,426. We are currently in compliance with the terms of the line of credit.

At June 30, 2016 and December 31, 2015, we had a long term loan from Wells Fargo Bank which is guaranteed, in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index, with the interest rate currently at 5.50%. The loan matures in January 2019. The loan is secured by all of the assets of Custom Pool & Spa Mechanics, Inc. and by personal guaranties of Lawrence and Loreen Calarco, officers and directors of the Company. The outstanding balance of the loan at June 30, 2016 and December 31, 2015 is $165,668 and $192,290 respectively. We are currently in compliance with the terms of this loan.

At June 30, 2016 and December 31, 2015, we had a promissory note from a stockholder for $210,000, which was incurred with the acquisition of the common shares of CPSM, Inc.

The term of the promissory note is five years and the promissory note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.69% and which resets annually from June 3, 2014. The principal is due on the final maturity of June 3, 2019. We have not paid interest, but has accrued interest expense of $7,270 and $5,496 as of June 30, 2016 and December 31, 2015, respectively. We are in compliance with the provisions of this promissory note.

June 30, 2016 compared to June 30, 2015

For the six months ended June 30, 2016, we had a net income of $75,198. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $63,550 due to depreciation and amortization, and an increase of $2,650 due to stock option compensation.

We had the following changes in operating assets and liabilities: an increase of $41,069 in accounts receivable, an increase of $2,014 in amounts due from related party, an decrease of $22,586 due to inventory, an increase in prepaid expenses of $78,366, an increase  of $49,593 in accounts payable and accrued expenses and an increase in customer deposits of $41,118.

As a result, we had net cash provided by operating activities of $133,246 for the six months ended June 30, 2016 consistent with the increase in pool servicing and pool plastering and resurfacing business and the acquisition of Sundook’s.

For the six months ended June 30, 2015, we had a net income of $106,107. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $31,784 due to depreciation and amortization and an increase of $494 due to stock option compensation.

We had the following changes in operating assets and liabilities: an increase of $21,207 in accounts receivable, an increase of $1,010 in amounts due from related party, a decrease of $16,335 due to inventory, an increase  of $5,000 in deposits, an increase of $16,087 in accounts payable and accrued expenses and an increase in customer deposit of $54,376.

As a result, we had net cash provided by operating activities of $198,596 for the six months ended June 30, 2015 consistent with the increase in pool servicing and pool plastering and resurfacing business.

For the six months ended June 30, 2016, we purchased $40,016 of property and equipment.  We also made an additional deposit into escrow for the Sundook acquisition of $25,000. Additionally, we sold purchased assets of $17,500 and had a purchase price refund of $15,000.  As a result, we had net cash used in investing activities of $29,516 for the six months ended June 30, 2016.

For the six months ended June 30, 2015, we purchased $133,391 of property and equipment, and purchased $3,196 of intangible assets, resulting in net cash used in investing activities of $136,587.

For the six months ended June 30, 2016, we paid a preferred stock dividend of $5,000 and received proceeds from the issuance of preferred stock of $125,000.  We received proceeds from the bank line of credit of $13,601.  Additionally, we made payments on notes payable of $28,169, converted into preferred stock and paid, $116,326 on the stockholder advance payable, made payment on SBA loan of $26,622  As a result, we had net cash used in financing activities of $37,516 for the Six months ended June 30, 2016.

For the six months ended June 30, 2015, we made payments on the bank line of credit of $8,232.  Additionally, we made payments on notes payable of $8,567, made payments on stockholder advance payable of $6,400, and on SBA loan of $28,242. We also received proceeds from notes payable of $87,380. As a result, we had net cash provided by financing activities of $35,939 for the six months ended June 30, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, the (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact the adoption of ASU 2014-09 on our consolidated financial statement presentation and disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2018.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations

The registrant has no material contractual obligations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2016.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of June 30, 2016, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 15, 2016

CPSM, INC.

By:  /s/Lawrence Calarco

Lawrence Calarco

Chief Executive Officer

By:  /s/Charles Dargan II

Charles Dargan II

Chief Financial Officer