Form 10-Q
period 2016-09-30
CPSM, Inc.
filed 2016-11-14
CIK 1425203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2016

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

The number of outstanding shares of the registrant's common stock as of November 14, 2016: 82,938,960

CPSM, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2016

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of

  Financial Condition and Results of Operations

20

Item 3.  Quantitative and Qualitative Disclosure

  About Market Risk

27

Item 4.  Controls and Procedures

28

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

29

Item 1A.  Risk Factors

29

Item 2.  Unregistered Sales of Equity Securities and

  Use of Proceeds

29

Item 3.  Defaults upon Senior Securities

29

Item 4.  Mine Safety Disclosures

29

Item 5.  Other Information

29

Item 6.  Exhibits

29

SIGNATURES

30

CPSM, INC.

Index to the Financial Statements

Page

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited)

     and December 31, 2015

4

Condensed Consolidated Statements of Income for the three and nine months ended

   September 30, 2016 and 2015 (unaudited)

6

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2016 (unaudited)

7

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)

8

Notes to Condensed Consolidated Financial Statements (unaudited)

10

CPSM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash	$ 481,645	$ 427,978
Accounts Receivable, net	253,549	157,517
Due from Related Party	2,361	-
Inventory	99,550	47,054
Prepaids	49,000	-
Deposits	2,348	2,348
Total Current Assets	888,453	634,897

Property and Equipment, Net	777,656	955,983
Deposit - Business Acquisition	-	194,190
Deferred Tax Asset	23,373	23,373
Intangible Assets, Net	168,624	38,054
Total Assets	$ 1,858,106	$ 1,846,497

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 247,624	$ 127,264
Stockholder Advance Payable	70,981	187,307
Bank Line of Credit	29,990	20,426
Notes Payable - Current	13,863	32,918
SBA Loan - Current	-	59,262
Customer Deposits	161,024	94,428
Total Current Liabilities	523,482	521,605

Long Term Liabilities
Notes Payable - Long Term	537,373	531,728
SBA Loan - Long Term	-	133,028
Promissory Note - Stockholder	89,378	210,000
Total Liabilities	1,150,233	1,396,361

CPSM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued from previous page)

Stockholders' Equity

Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000
Shares Authorized, 1,562,500 and 0 shares Issued and Outstanding
at September 30, 2016 and December 31, 2015	156	-

Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 82,938,960 and 83,355,960 respectively, Issued and Outstanding at September 30, 2016 and December 31, 2015	82,939	83,356

Additional Paid-in Capital:
Preferred Stock	124,844	-
Common Stock	216,789	218,423
Retained Earnings	283,145	148,357
Total Stockholders' Equity	707,873	450,136

Total Liabilities and Stockholders' Equity	$ 1,858,106	$ 1,846,497

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$ 1,289,231	$ 1,136,449	$ 3,879,484	$ 2,981,709

Costs and Expenses:

Cost of Services and Products Sold:
Purchases	362,644	315,297	1,220,261	862,781
Service Costs	646,028	442,237	1,742,729	1,149,866
Sales and Marketing	13,885	9,340	51,295	29,673
General and Administrative	220,527	279,729	617,119	633,351
Depreciation and Amortization	2,581	18,023	66,130	50,623
Total	1,245,665	1,064,626	3,697,534	2,726,294

Other (Income) Expense:
Interest Expense	13,504	5,496	39,318	17,770
Other Income	(2,490)	(7)	(8,845)	238
Gain on the Sale of Building	(57,881)	-	(57,881)	-

Total Other (Income) Expense	(46,867)	5,489	(27,408)	18,008
Income Before Income Tax	90,433	66,334	209,358	237,407

Income Tax
Current	19,524	14,320	67,070	82,126

Total Income Tax	19,524	14,320	67,070	82,126

Net Income	$ 70,909	$ 52,014	$ 142,288	$ 155,281
Less: Preferred Stock Dividends	2,500	-	7,500	-
Net Income Available to Common Stockholders	$ 68,409	$ 52,014	$ 134,788	$ 155,281

Net Earnings per Common Share:
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average Number of Common
Shares Outstanding - Basic	82,982,517	81,041,422	83,217,467	81,041,422

Weighted Average Number of Common
Shares Outstanding - Diluted	84,545,017	81,041,422	85,943,178	81,041,422

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2016

	Preferred Stock		Common Stock		Additional Paid - In Capital	Additional Paid - In Capital	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Preferred	Common	Earnings	Equity

Balance at December 31, 2015	-	$ -	83,355,960	$ 83,356	$ -	$ 218,423	$148,357	$450,136

Issuance of Series A Preferred Stock (Unaudited)	1,562,500	156	-	-	124,844	-	-	125,000
Settlement of Shares Issued in Acquisition (Unaudited)	-	-	(417,000)	(417)	-	(24,583)	-	(25,000)

Preferred Stock Dividend (Unaudited)	-	-	-	-	-	-	(7,500)	(7,500)
Stock Option Expense (Unaudited)	-	-	-	-	-	22,949	-	22,949
Net Income (Unaudited)	-	-	-	-	-	-	142,288	142,288

Balance at September 30, 2016 (Unaudited)	1,562,500	$ 156	82,938,960	$ 82,939	$ 124,844	$ 216,789	$283,145	$707,873

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flow from Operating Activities:
Net Income	$ 142,288	$ 155,281

Adjustments to Reconcile Net Income to Net Cash
provided by Operating Activities:
Depreciation and Amortization	66,130	50,623
Stock Option Expense	22,949	1,830
Gain on Sale of Building	(57,881)	-

Increase (Decrease) in Cash from change in:

Accounts Receivable	(96,032)	(69,680)
Due from Related Party	(2,361)	(2,110)
Inventory	(52,496)	14,224
Prepaids	(49,000)	-
Deposits	-	(5,000)
Accounts Payable and Accrued Liabilities	120,360	49,908
Customer Deposits	66,596	22,599
Net Cash Provided By Operating Activities	160,553	217,675

Cash Flow from Investing Activities:
Purchase of Property and Equipment	(50,014)	(162,254)
Purchase of Intangible Property	-	(3,500)
Net Proceeds from Sale of Building	277,116	-
Additional Deposit for Acquisition	(22,000)	-
Sale of Purchased Assets	17,500	-
Purchase Price Refund	15,000	-
Net Cash Provided By (Used In) Investing Activities	237,602	(165,754)

Cash Flow from Financing Activities:
Preferred Stock Dividend	(7,500)	-
Issuance of Preferred Stock	125,000	-
Payment on Bank Line of Credit	-	(6,933)
Proceeds from Bank Line of Credit	9,564	-
Payment on Notes Payable	(42,314)	(16,613)
Conversion/Payment on Stockholder Advance Payable	(116,326)	(6,747)
Payment on SBA Loan	(192,290)	(43,621)
Payment on Promissory Note - Stockholder	(120,622)	-
Issuance of Notes Payable	-	87,380
Net Cash (Used in) Provided by Financing Activities	(344,488)	13,466

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Continued from previous page)

Net Increase in Cash	$ 53,667	$ 65,387

Cash at the Beginning of the Period	$ 427,978	$ 557,920
Cash at the End of the Period	$ 481,645	$ 623,307

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$ 32,093	$ 15,187
Taxes	$ 49,000	$ 15,828

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$ 28,904	$ -
Intangible Asset Acquired in Exchange for Deposit - Business Acquisition	$ 154,500	$ -
Reduction in Deposit - Business Acquisition and Common Stock as a Result of Settlement of Shares Issued in Acquisition	$ 25,000	$ -

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2016 and 2015

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

For accounting purposes, the transaction was accounted for as a reverse recapitalization. Reverse recapitalization accounting applies when a non-operating shell company (CPSM) acquires a private operating company (Custom Pool) and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2016 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2016. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K.

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

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At September 30, 2016 and December 31, 2015, the allowance for uncollected receivables was $23,114.

Inventory

Inventory consists principally of pool chemicals and resurfacing materials. Inventory has a short turnover cycle. It is valued at the lower of cost or market using the First-in, First-out method.

Property and Equipment

Land is stated at cost. Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Land and building represent the newly acquired building in Stuart, Florida, which is the primary office of the Company. The equipment is largely comprised of computers and motor vehicles used in the pool service business.

Intangible Assets

Intangible assets consist primarily of customer lists and other purchased assets with a definite life, and these are amortized using the straight-line method over those estimated useful lives.

Amortization expense for the next five years and thereafter is as follows:

Intangible Asset	2016	2017	2018	2019	2020	Thereafter
Client List – Prior Acquisitions	$13,400	$3,328	-	-	-	-
Capitalized Costs	1,185	1,185	1,185	1,185	1,185	13,037
Client List -Sundook	8,583	8,583	8,583	8,583	8,583	90,019
Total	$23,168	$13,096	$9,768	$9,768	$9,768	$103,056

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of September 30, 2016 and December 31, 2015.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Earnings per Share

The Company computes earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of operations. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, period, computed using the treasury stock method for outstanding stock options and the if converted method for preferred stock. Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive.

 Basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Income Available to Common Stockholders	$ 70,909	$ 52,014	$ 142,288	$ 155,281
Income Attributable to Preferred Stock	2,500	-	7,500	-
Income Available to Common Stockholders and Assumed Conversions	$ 68,409	$ 52,014	$ 134,788	$ 155,281

Weighted Average Shares - Basic	82,938,960	81,041,422	83,217,467	81,041,422
Effective Dilutive Securities – Stock Options	43,557	-	1,163,211	-
Shares Issuable Upon Conversion of Preferred Stock	1,562,500	-	1,562,500	-
Weighted Average Shares - Diluted	84,545,017	81,041,422	85,943,178	81,041,422
Net Earnings Per Common Share:
Basic	$ 0.00	$0.00	$0.00	$0.00
Diluted	$ 0.00	$0.00	$0.00	$0.00

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At September 30, 2016 and December 31, 2015 there were no assets or liabilities carried at fair value.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 on the Company’s consolidated financial statement presentation and disclosures.

In January 2016, the FASB issued Accounting Standards Update ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2018.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

NOTE 5 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At September 30, 2016 and December 31, 2015, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $231,645 and $177,978, respectively.

Accounts receivable are financial instruments that potentially expose the Company to concentration of credit risk. However, accounts receivable of $253,549 and $157,517 at September 30, 2016 and December 31, 2015, respectively are comprised of many pool service customer accounts, none of which are individually significant in size. The Company historically has collected substantially all of its receivables.

NOTE 6 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable as of September 30, 2016 and December 31, 2015 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair value of the cash, line of credit, notes payable, and loans at September 30, 2016 and December 31, 2015, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value

At December 31, 2015 Assets
Cash	$427,978	-	-	$427,978
Liabilities
Bank Line of Credit	-	$20,426	-	$20,426
Notes Payable	-	$562,970	-	$562,970
SBA Loan	-	$192,290	-	$192,290
Promissory Note - Stockholder	-	-	$175,434	$175,434
Stockholder Advance Payable	-	-	$187,307	$187,307

At September 30, 2016 Assets
Cash	$481,645	-	-	$481,645
Liabilities
Bank Line of Credit	-	$29,990	-	$29,990
Notes Payable	-	$551,236	-	$551,236
Promissory Note - Stockholder	-	-	$74,666	$89,378
Stockholder Advance Payable	-	-	$70,981	$70,981

NOTE 7 – ACQUISTION OF SUNDOOK POOL SERVICES, LLC

On December 30, 2015, the Company made a deposit of $165,000 to acquire a pool servicing company, Sundook Advanced Pool Services LLC (“Sundook”), in Stuart, FL. Additionally, the Company issued 417,000 shares of restricted stock, valued at $25,000. The transaction closed on January 5, 2016. The primary asset acquired consisted of customer list intangible assets valued at $154,500 as well as a retail store valued at $17,500. The fair value of the intangible assets acquired was determined using Level 3 inputs.

An additional $25,000 was escrowed pending an audit of customer account retentions after thirty days. The acquisition expands the Company’s business presence in its primary market of Martin, St Lucie and Indian River counties, Florida. Sundook’s pool service routes are synergistic with the Company’s pool service routes and provide for more efficiency and better operating margins.

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

NOTE 8 – SALE OF PALM CITY, FL. BUILDING

In May 2016, the Company moved into its new office headquarter building in Stuart, FL. and made available for sale or lease, its old office building in Palm City, FL. That building has had a sale offer and was in escrow for $300,000. The sale was not completed as there were significant contingent conditions to closing which were not satisfied, largely due to the inability to receive certain permits for development.

In July 2016, the building was again in escrow for $300,000 with a new buyer. The sale of the building was completed on September 12, 2016 for $300,000 less settlement costs of $22,884 and resulted in a gain of $57,881. The remaining proceeds were used to pay off the SBA Loan and to pay down the Promissory Note – Stockholders (See Note 12 “Long Term Loans”).

NOTE 9 – STOCKHOLDER ADVANCE PAYABLE

At September 30, 2016 and December 31, 2015, the Company had an advance payable of $70,981 and $187,307 respectively, from the Calarco Trust, beneficially owned by Lawrence Calarco, an officer and director of the Company and Loreen Calarco an officer and director of the Company. The advance payable was used for expenditures on behalf of Custom Pool. The terms of the advance payable are non-interest bearing and it is due on demand.

NOTE 10 – BANK LINE OF CREDIT

The Company maintains a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 5.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index.

The outstanding balance as of September 30, 2016 and December 31, 2015, respectively is $29,990 and $20,426. The Company is currently in compliance with the terms of the line of credit.

NOTE 11 – NOTES PAYABLE

At September 30, 2016 and December 31, 2015, the Company has $551,236 and $564,646 respectively, in notes payable secured against the newly acquired building in 2015 and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $48,022 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates range from 2.99% to 5.75% and the maturities range from three to six years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the new building in Stuart, FL. has an outstanding balance of $387,030 at September 30, 2016. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

NOTE 12 – LONG TERM LOANS

Until September 12, 2016 and for the year ended December 31, 2015, the Company had a long-term loan from Wells Fargo Bank which was guaranteed in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index. The loan was secured by all of the assets of Custom Pool and by personal guaranties of Lawrence and Loreen Calarco. The outstanding balance of the loan at September 30, 2016 and December 31, 2015 is $0 and $192,290 respectively. The Company paid off the loan on September 12, 2016 with the part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 8 “Sale of Palm City, Fl. Building”).

NOTE 12 – LONG TERM LOANS, CONTINUED

At September 30, 2016 and December 31, 2015, the Company has a Promissory Note from a stockholder for $89,378 and $210,000, respectively, which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is 5 years and the note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.69% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has not paid interest, but has accrued interest expense of $7,270 and $5,496 as of September 30, 2016 and December 31, 2015. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 8, “Sale of the Palm City, Fl. Building”). The Company is in compliance with the provisions of this Note.

NOTE 13 – PREFERRED STOCK

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

NOTE 14 - COMMON STOCK

Prior to the consummation of the recapitalization transaction CPSM had 8,300,951 shares of common stock outstanding, exclusive of common shares held by the Calarco Trust.

Post recapitalization, the Company issued 7,300,000 common shares between $0.01 per share and $0.05 per share for $353,000 of gross and net proceeds. At September 30, 2016 and December 31, 2015, the Company has 82,938,960 and 83,355,960 common shares issued and outstanding, respectively.

NOTE 15 – 2014 STOCK AWARDS PLAN

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

On May 27, 2015, the Board of Directors granted two individuals 500,000 options each. Additionally, on August 23, 2016, the Board of Directors granted four individuals 2,250,000 options in aggregate.  After issuance of the stock options, there are 3,750,000 shares available for issuance at September 30, 2016. The May 27, 2015 stock option grants have a five-year maturity, vesting ratably over that period.

NOTE 15 – 2014 STOCK AWARDS PLAN, CONTINUED

The August 23, 2016 stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years. The exercise price is equal to the closing stock price on August 23, 2016 and that was $0.0375 per share. The fair value of the options was calculated to be $0.0163 per share using a Black Scholes model and in aggregate, $36,675. The assumptions used in the model were 0.90% risk free rate using the 3-year constant maturity Treasury Rate, 64.88% stock volatility and 1,095 days (3years) to maturity.

A summary of the stock option activity over the period ended September 30, 2016 is as follows:

Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at Dec. 31, 2015	1,000,000	$0.035	3.7 Years
Granted	2,250,000	$0.0375	1.4 Years
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2016	3,250,000	$ 0.0367	2.1 Years	$66,542
Exercisable at September 30, 2016	1,433,630	$ 0.037	1.8 Years	$ 5,986

The Company expensed $20,299 and $22,949 respectively, of stock option compensation for the three and nine months ended September 30, 2016. Unrecognized compensation expense was $37,061 at September 30, 2016. The Company did not issue any stock options during the three and nine months ended September 30, 2015.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

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

Custom Pool & Spa Mechanics, Inc. has had a pool resurfacing business as part of its service offerings. The resurfacing work had been subcontracted to other pool resurfacing companies. In March 2015, the Company formed Custom Pool Plastering Inc. (“CPP”), to consolidate the pool resurfacing business, including Custom Pool & Spa Mechanics, Inc. pool resurfacing business, in the new subsidiary. As such, CPP is a start-up entity, and through December 31, 2015, generated a small operating loss. Nevertheless, CPP is a viable entity through the nine months ended September 30, 2016.

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and 2015, we had revenues of $1,289,231 and $1,136,449 respectively, an increase of $152,782 or 13%. The increase is due to an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts.  Pool service contract pricing and pool resurfacing contract pricing has remained at the same level from year to year.  The increase in revenues is due to the Company’s further penetration into the existing South Florida pool market.

The cost of services and products sold of $1,245,665 and $1,064,626 respectively, for the three months ended September 30, 2016 and 2015, an increase of $181,040 or 17%. The increase is due to the increase in sales of our pool service and plastering and refinishing business. As well, increased costs have been incurred in the integration of the acquisition of Sundook Pools.

Revenues, less purchases and service costs was $280,559 and $378,915 for the three months ended September 30, 2016 and 2015, respectively and produced a margin of 22% and 33%, respectively.  The decline in margin is largely due to the integration of the pool service business from the acquisition of Sundook Pools.  The Company believes that as the integration is completed the margin will improve.

For the three months ended September 30, 2016 and 2015, we had sales and marketing expenses of $13,885 and $9,340, respectively. This was an increase of $4,545 or 49% and is due largely to increased advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters.  Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the three months ended September 30, 2016 and 2015 were $220,527 and $279,729 respectively, a decrease of $59,202 or 21%. The decrease is due to the incurrence of additional costs from the registration and filing of the Form S-1 in the third quarter of 2015, somewhat offset by continuing costs of the integration of the Sundook Pools acquisition in 2016.

Depreciation and amortization expense was $2,581 and $18,023 respectively, for the three months ended September 30, 2016 and 2015, a decrease of $15,442 or 86%. This is due to the sale of the Palm City office building and the reduction of depreciation and amortization of the building and related fixed assets. The Company also recorded a gain on the sale of the building of $57,881.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and 2015, we had revenues of $3,879,484 and $2,981,709 respectively, an increase of $897,775 or 30%. The increase is due to an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts. Some of the increase in pool service customers and new pool plastering business is due to the acquisition of Sundook. Pool service contract pricing and pool resurfacing contract pricing has remained at the same level from year to year.  The increase in revenues is due to the Company’s further penetration into the existing South Florida pool market.

The cost of services and products sold of $3,697,534 and $2,726,293 respectively, for the nine months ended September 30, 2016 and 2015, an increase of $971,241 or 36%. The increase is due to the increase in sales of our pool service and plastering and refinishing business. As well, increased costs have been incurred in the integration of the acquisition of Sundook Pools.

Revenues, less purchases and service costs was $916,494 and $969,062 for the nine months ended September 30, 2016 and 2015, respectively and produced a margin of 24% and 33%, respectively.  The decline in margin is largely due to the integration of the pool service business from the acquisition of Sundook Pools.  The Company believes that as the integration is completed the margin will improve.

For the nine months ended September 30, 2016 and 2015, we had sales and marketing expenses of $51,295 and $29,673, respectively. This was an increase of $21,622 or 73% and is due largely to increased advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters. Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $617,119 and $633,351 respectively, a decrease of $16,232 or 3%. The slight decrease is due to the addition of costs from the acquisition of Sundook as well as one-time costs incurred during the move of the headquarters to a new building in 2016 offset by the incurrence of additional costs from the registration and filing of the Form S-1 in the third quarter of 2015.

Depreciation and amortization expense was $66,139 and $50,623 respectively, for the nine months ended September 30, 2016 and 2015, an increase of $15,516 or 31%. This is due to the purchase of additional motor vehicles, especially the pump truck for CPP as business in both the pools service and resurfacing business has expanded.  As well, increased depreciation has come from the new office building in Stuart, Florida. This is somewhat offset by the sale of the Palm City office building and the reduction of depreciation and amortization of the building and related fixed assets. The Company also recorded a gain on the sale of the building of $57,881.

Capital Resources and Liquidity

We are currently profitable and finance our business through operations and our line of credit. Equity and debt financing was used to start the business, for purchases of motor vehicles and a commercial building that is our new headquarters, as well as for the acquisitions of a pool service company and pool service routes. Currently, we are not in any negotiations to acquire other businesses.

Over the next twelve months, our cash requirement for operations is expected to be in excess of $3,500,000. This requirement is expected to be funded through cash generated from operations, our line of credit and debt financings used for motor vehicles and other capital equipment purchases.

We have existing bank relationships and have had discussions with potential equity investors, however, there can be no assurance that we will be able to raise capital, if at all, upon terms acceptable to us.

We maintain a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 5.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of September 30, 2016 and December 31, 2015, respectively, is $29,990 and $20,426. We are currently in compliance with the terms of the line of credit.

Until September 12, 2016 and for the year ended December 31, 2015, we had a long term loan from Wells Fargo Bank which was guaranteed, in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index. The loan was secured by all of the assets of Custom Pool & Spa Mechanics, Inc. and by personal guaranties of Lawrence and Loreen Calarco, officers and directors of the Company. The outstanding balance of the loan at September 30, 2016 and December 31, 2015 is $0 and $192,290 respectively. The Company paid off the loan on September 12, 2016 with the part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl.

At September 30, 2016 and December 31, 2015, we have a promissory note from a stockholder for $89,378 and $210,000, respectively, which was incurred with the acquisition of the common shares of CPSM, Inc.

The term of the promissory note is five years and the promissory note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.69% and which resets annually from June 3, 2014. The principal is due on the final maturity of June 3, 2019. We have not paid interest, but have accrued interest expense of $7,270 and $5,496 as of September 30, 2016 and December 31, 2015, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. We are in compliance with the provisions of this promissory note.

September 30, 2016 compared to September 30, 2015

For the nine months ended September 30, 2016, we had a net income of $142,288. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $66,130 due to depreciation and amortization, an increase of $22,949 due to stock option compensation and a decrease of $57,881 due to the gain on the sale of the Palm City, Fl. building.

We had the following changes in operating assets and liabilities: an increase of $96,032 in accounts receivable, an increase of $2,361 in amounts due from related party, an increase of $52,496 due to inventory, an increase in prepaid expenses of $49,000, an increase of $120,360 in accounts payable and accrued expenses and an increase in customer deposits of $66,596.

As a result, we had net cash provided by operating activities of $160,553 for the nine months ended September 30, 2016 consistent with the increase in pool servicing and pool plastering and resurfacing business and the acquisition of Sundook.

For the nine months ended September 30, 2015, we had a net income of $155,281. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $50,623 due to depreciation and amortization and an increase of $1,830 due to stock option compensation.

We had the following changes in operating assets and liabilities: an increase of $69,680 in accounts receivable, an increase of $2,110 in amounts due from related party, a decrease of $14,224 due to inventory, an increase of $5,000 in deposits, an increase of $49,908 in accounts payable and accrued expenses and an increase in customer deposit of $22,599.

As a result, we had net cash provided by operating activities of $217,675 for the nine months ended September 30, 2015 consistent with the increase in pool servicing and pool plastering and resurfacing business.

For the nine months ended September 30, 2016, we purchased $50,014 of property and equipment.  We received net proceeds of $277,116 from the sale of the Plan City, Fl. building. We also made an additional deposit into escrow for the Sundook acquisition of $22,000. Additionally, we sold purchased assets of $17,500 and had a purchase price refund of $15,000.  As a result, we had net cash provided by investing activities of $237,602 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we purchased $162,254 of property and equipment, and purchased $3,500 of intangible assets, resulting in net cash used in investing activities of $165,754.

For the nine months ended September 30, 2016, we paid a preferred stock dividend of $7,500 and received proceeds from the issuance of preferred stock of $125,000.  We received proceeds from the bank line of credit of $9,564.  Additionally, we made payments on notes payable of $42,314, converted into preferred stock and paid, $116,326 on the stockholder advance payable, made payments on and as of September 12, 2016 paid off the SBA loan of $192,290. We also paid down the Promissory Note – Stockholder by $120,622.  As a result, we had net cash used in financing activities of $344,488 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we made payments on the bank line of credit of $6,933.  Additionally, we made payments on notes payable of $16,613, made payments on stockholder advance payable of $6,747, and on SBA loan of $43,621. We also received proceeds from notes payable of $87,380. As a result, we had net cash provided by financing activities of $13,466 for the nine months ended September 30, 2015.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of its Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on- going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

The registrant has no material contractual obligations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2016.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of September 30, 2016, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 14, 2016

CPSM, INC.

By:  /s/Lawrence Calarco

Lawrence Calarco

Chief Executive Officer

By:  /s/Charles Dargan II

Charles Dargan II

Chief Financial Officer