Form 10-K/A
period 2015-12-31
CPSM, Inc.
filed 2016-11-28
CIK 1425203

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of November 28, 2016 was 82,938,960 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference

EXPLANATORY NOTE

This amendment to the Form 10-K, as originally filed with the Securities and Exchange Commission on April 5, 2016 is being filed solely to correct the Contractual Obligations section of the Management’s Discussion and Analysis and to correct our disclosure regarding the controls and procedures.  No other changes have been made to this document.

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

  Low ($)

March 31, 2014

0.55

0.00

June 30, 2014

0.25

0.05

September 30, 2014

0.30

0.01

December 31, 2014

0.20

0.06

March 31, 2015

0.71

0.10

June 30, 2015

0.11

0.02

September 30, 2015

0.07

0.02

December 31, 2015

0.10

0.01

Holders

As of March 29, 2016, we have approximately 40 shareholders of record of our common stock.

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

Changes in Internal Control

During the year ended December 31, 2015, we made several changes to our internal control over financial reporting in order to improve their effectiveness.

-

We integrated the customer relationship management system with the accounting system in order to ensure that invoicing, accounts receivable, inventory, and accounts payable are transferred and trial balances are produced;

-

We hired additional accounting personnel such that the two divisions, Custom Pool & Spa Mechanics and Custom Pool Plastering, each have separate and independent bookkeepers;

-

We hired an accounting manager responsible for the accounting books and records, trial balances and production of initial financial statements;

-

Our Chief Financial Officer conducted the initial review and production of the financial statements and notes for both the 10-K and the 10-Qs as well as the full content of the documents.  In addition, he reviewed all of the accounting records and trial balances.

-

Our Chief Executive Officer conducted a separate review of the financial statements and notes for the 10-K and the 10-Qs, as well as the full content of the documents.

-

The Board of Directors reviewed the financial statements and notes for the 10-K and the 10-Qs, as well as the full content of the documents.

-

The Board of Directors held regularly scheduled board meetings, both in person and telephonically, regarding compliance with disclosure and financial reporting requirements.

-

We retained outside counsel to produce and review all SEC filings.

-

We retained an independent accounting firm for accounting reviews and audits.

We believe these changes have materially affected our internal control over financial reporting.

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

/s/Lawrence Calarco ______

November 28, 2016

Lawrence Calarco

Chief Executive Officer

Director

/s/ Charles Dargan II______

November 28, 2016

Charles Dargan II

Chief Financial Officer,

Principal Accounting Officer

Director

/s/ Loreen Calarco________

November 28, 2016

Loreen Calarco

Secretary

Director