Form 10-Q/A
period 2016-03-31
CPSM, Inc.
filed 2016-12-23
CIK 1425203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

The number of outstanding shares of the registrant's common stock as of December 23, 2016: 82,938,960

EXPLANATORY NOTE

This amendment to the Form 10-Q, as filed with the Securities and Exchange Commission on May 16, 2016 is being filed solely to correct the disclosure regarding the controls and procedures.  No other changes were made to the document.

CPSM, INC.

FORM 10-Q

For the Three Months Ended March 31, 2016

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosure	27
Item 5. Other Information	27
Item 6. Exhibits	27

SIGNATURES	28

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be  effective as of March 31, 2016, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: December 23, 2016

CPSM, INC.

By:  /s/Lawrence Calarco

Lawrence Calarco

Chief Executive Officer

By:  /s/Charles Dargan II

Charles Dargan II

Chief Financial Officer