Form 10-Q/A
period 2016-09-30
CPSM, Inc.
filed 2016-12-23
CIK 1425203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2016

-OR-

 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 333-149000

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

EXPLANATORY NOTE

This amendment to the Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2016 is being filed solely to correct the disclosure regarding the controls and procedures.  No other changes were made to the document.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2016.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be  effective as of September 30, 2016, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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