Form 10-K
period 2016-12-31
CPSM, Inc.
filed 2017-03-24
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 0001425203

CPSM, INC.
(Exact Name of registrant as specified in its Charter)

Nevada	98-0557091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2951 SE Waaler St. Stuart, FL	34997
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ___   No   x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant as of , June 30, 2016 was approximately $608,947 which is based on 17,398,489 shares of common stock held by non-affiliates and the price at which the common equity was sold on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 24, 2017 was 82,938,960 shares of its $.001 par value common stock.

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

Custom Pool & Spa Mechanics, Inc. is based in Stuart, FL and owns 25 service vehicles.   Custom Pool & Spa Mechanics, Inc. has approximately 40 employees and circa 1400 customer accounts.  Custom Pool & Spa Mechanics, Inc. is the regional leader in size and, we believe, quality of services offered.  The comprehensive scope of services and products permits us to meet the needs of our residential and commercial clients without having to outsource or make a referral.

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

Employees

As of March 24, 2017, we have 34 full-time employees for Custom Pool & Spa Mechanics and 10 full time employees for Custom Pool Plastering.  We have no part-time employees.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current facilities are located at 2951 SE Waaler Street, Stuart, FL 34997.  The facilities have a total square footage of 5,600.  The facilities are owned by the Company, with a monthly mortgage payment of $2,431.

Until September 12, 2016, our facilities were located at 1055 SW Martin Downs Blvd., Palm City, FL 34990.

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

  Low ($)

March 31, 2015

0.71

0.10

June 30, 2015

0.11

0.02

September 30, 2015

0.07

0.02

December 31, 2015

0.10

0.01

March 31, 2016

0.10

0.07

June 30, 2016

0.08

0.04

September 30, 2016

0.04

0.04

December 31, 2016

0.06

0.04

Holders

As of March 24, 2017, we have approximately 120 shareholders of record of our common stock.

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

 On August 23, 2016, we granted and approved 2,250,000 options to the Board of Directors as follows: 1,000,000 options to Lawrence Calarco, 750,000 options to Loreen Calarco, 250,000 options to Charles Dargan II and 250,000 options to Jeff Michel.  The stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years.  The fair value of the options was calculated to be $0.0163 per share using the Black Scholes model.  The assumptions used in the model were 0.90% risk free rate using the three-year constant maturity Treasury rate, 64.88% stock volatility and a 3 year estimated maturity.

Issuer Purchases of Equity Securities

We did not repurchase any of our common shares during the years ended December 31, 2016 or 2015.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a full-service pool maintenance, resurfacing and repair company whose main service area is the Martin, Palm Beach, St. Lucie, Indian River and Brevard counties of Florida.  The Company earns revenue by charging service fees in the pool service business and by payments under contracts in the pool resurfacing business.  The Company manages its operating margins of the businesses by controlling personnel costs, chemical and material purchases and other service costs such as motor vehicle and insurance costs.  Personnel are critical to the business since customers choose those companies who have the most experience and perform the service in a timely and professional manner.

The Company competes in its markets on the basis of price and the quality of the service.  There are many pool service companies in the market and throughout Florida.  However, this also presents an opportunity for the Company since many of its competitors are smaller and lack the infrastructure and depth of the Company.  This allows the Company to compete through offering a larger range of services with a lower cost structure and to pursue growth opportunities either through internal growth or through opportunistic acquisitions. Most recently, the Company became a licensee for an additional supplier of pool resurfacing products which target a higher price segment of the resurfacing market and for which the Company expects to augment its sales and presence in its markets.

Custom Pool & Spa Mechanics, Inc. has had pool resurfacing as part of its service offerings. The resurfacing work had been subcontracted to other pool resurfacing companies. In March 2015, the Company formed Custom Pool Plastering Inc. (“CPP”) to provide its own pool resurfacing services. CPP has grown since its inception and after a small operating loss in 2015, it was profitable in 2016.

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

Results of Operations

The Year Ended December 31, 2016 compared to The Year Ended December 31, 2015

For the years ended December 31, 2016 and 2015, we had revenues of $5,218,876 and $4,214,558 respectively, an increase of $1,004,318 or 24%. The increase is due to an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts.  CPP was formed in March 2015 and in 2016 had a full year of profitable operations versus a small operating loss in 2015. Pool service contract pricing and pool resurfacing contract pricing has remained at the same level from year to year.  The increase in revenues is due to the Company’s further penetration into the existing South Florida pool market.

Purchases and service costs were $4,052,827 and $3,094,364 respectively, for the years ended December 31, 2016 and 2015, an increase of $958,463 or 31%. The increase is due to the increase in sales of our pool service and plastering and refinishing business. Further, labor costs increased with the replacement and addition of personnel in the plastering and refinishing business. Although largely completed by the end of 2016, there were additional costs incurred with the integration of the acquisition of Sundook Pools.

Revenues less purchases and service costs was $1,166,049 and $1,120,194 for the years ended December 31, 2016 and 2015, respectively and produced a margin of 22% and 27%, respectively.  The decline in margin is largely due to the increased labor costs in the plastering and refinishing business and from the integration of the pool service business from the acquisition of Sundook Pools.

For the years ended December 31, 2016 and 2015, we had sales and marketing expenses of $64,199 and $49,712, respectively. This was an increase of $14,487 or 29% and is due largely to increased advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters.  Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the years ended December 31, 2016 and 2015 were $837,578 and $737,982 respectively, an increase of $99,596 or 14%. This is consistent with the overall increase in revenues and is largely composed of increases in salaries and other compensation expenses and increases in legal, accounting and professional expenses. As well, G&A costs increased due to the integration of the Sundook Pools acquisition in 2016.

Depreciation and amortization expense was $101,820 and $75,580 respectively, for the years ended December 31, 2016 and 2015, an increase of $26,240 or 35%. This is due to the purchase of additional motor vehicles, and replacing older vehicles, as business in both the pools service and resurfacing business has expanded.

We had other income of $36,647 for the year ended December 31 2016 versus other expense of $28,148 for the year ended December 31, 2015. The other income is largely due to the sale of the Palm City building, which produced a gain of $60,292. The other expense in 2015 was mainly from interest expense, which did increase in 2016 somewhat offsetting the gain from the sale of the building.

Total income tax expense for 2016 was $65,901, an effective tax rate of 33.1% versus total income tax expense for 2015 of $91,218, an effective tax rate of 39.9%. The decline in income tax expense is mainly due to a decline in pre-tax income of 13%, as well as other factors such as depreciation and amortization expense and the allowance for doubtful accounts.

We had a net income available to common stockholders of $123,918 and $137,554 for the years ended December 31, 2016 and 2015, respectively. The decrease in net income is due and increase in service costs from labor cost increases, as well as increases in G&A compensation costs, legal, accounting and professional expenses and depreciation and amortization. The integration of the Sundook Pools acquisition also increased costs. Further, the company has accrued $10,000 of preferred dividends. These increases were somewhat offset by the gain on the sale of the Palm City building and lower income tax expense.

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

Over the next twelve months, as we continue to grow the business, our cash requirement for operations is expected to be in excess of $5,000,000. This requirement is expected to be funded through cash generated from operations, our line of credit and debt financings used for motor vehicles and other capital equipment purchases.

We have existing bank relationships and have had discussions with potential equity investors, however, there can be no assurance that we will be able to raise capital, if at all, upon terms acceptable to us.

We maintain a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 5.75%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of December 31, 2016, and 2015, respectively, is $25,892 and $20,426. We are currently in compliance with the terms of the line of credit.

Until September 12, 2016 and for the year ended December 31, 2015, we had a long-term loan from Wells Fargo Bank which was guaranteed, in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index. The loan was secured by all of the assets of Custom Pool & Spa Mechanics, Inc. and by personal guaranties of Lawrence and Loreen Calarco, officers and directors of the Company. The Company paid off the loan on September 12, 2016 with the part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl.  The outstanding balance of the loan at December 31, 2015 was $192,290.

At December 31, 2016 and December 31, 2015, we have a promissory note from a stockholder for $89,378 and $210,000, respectively, which was incurred with the acquisition of the common shares of CPSM, Inc. The term of the promissory note is five years and the promissory note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.34% and which resets annually from June 3, 2014. The principal is due on the final maturity of June 3, 2019. We have accrued interest expense of $8,145 and $5,496 as of December 31, 2016, and 2015, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. We are in compliance with the provisions of this promissory note.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. The Company has accrued $10,000 in dividends on the Series A Preferred at December 31, 2016.

For the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the year ended December 31, 2016, we had a net income of $133,198. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $101,820 due to depreciation and amortization, an increase of $24,491 due to stock option compensation, an increase of $37,393 due to deferred income tax expense and a decrease of $60,292 due to the gain on the sale of the Palm City, Fl. building.

We had the following changes in operating assets and liabilities: a decrease of $28,002 in accounts receivable, an increase of $2,864 in amounts due from related party, an increase of $46,921 due to inventory, an increase in prepaid expenses of $3,564, an increase of $7,962 in accounts payable and accrued expenses and a decrease in customer deposits of $19,420.

As a result, we had net cash provided by operating activities of $199,805 for the year ended December 31, 2016 consistent with the increase in pool servicing and pool plastering and resurfacing business and the acquisition of Sundook.

For the year ended December 31, 2015, we had a net income of $137,554. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $75,580 due to depreciation and amortization, an increase of $3,165 due to stock option compensation, an increase of $47,438 due to stock compensation expense and an increase of $18,458 due to deferred income tax expense.

We had the following changes in operating assets and liabilities: an increase of $73,810 in accounts receivable, an increase of $8,139 in amounts due from related party, a decrease of $15,471 due to inventory, a decrease of $652 in deposits, an increase of $5,595 in accounts payable and accrued expenses and an increase in customer deposits of $16,595.

As a result, we had net cash provided by operating activities of $254,837 for the year ended December 31, 2015 consistent with the increase in pool servicing and pool plastering and resurfacing business.

For the year ended December 31, 2016, we purchased $90,689 of property and equipment.  We received net proceeds of $277,116 from the sale of the Palm City, Fl. building. We also made an additional deposit into escrow for the Sundook acquisition of $17,810. Additionally, we sold purchased assets of $17,500 and had a purchase price refund of $15,000.  As a result, we had net cash provided by investing activities of $201,117 for the year ended December 31, 2016.

For the year ended December 31, 2015, we purchased $209,852 of property and equipment, purchased $18,719 of intangible assets, and made a $165,000 deposit for the acquisition of Sundook Pools, resulting in net cash used in investing activities of $393,571.

For the year ended December 31, 2016, we paid a preferred stock dividend of $10,000 and received proceeds from the issuance of preferred stock of $125,000.  We received proceeds from the bank line of credit of $5,466.  Additionally, we made payments on notes payable of $74,064, converted into preferred stock and paid $132,326 on the stockholder advance payable, made payments on and as of September 12, 2016, paid off the SBA loan of $192,290. We also paid down the Promissory Note – Stockholder by $120,622.  As a result, we had net cash used in financing activities of $398,836for the year ended December 31, 2016. We also received proceeds from notes payable of $201,100, which was used in the purchase of motor vehicles.

For the year ended December 31, 2015, we made payments on the bank line of credit of $10,710.  Additionally, we made payments on notes payable of $19,329, received proceeds from the stockholder advance payable of $101,157, and made payments on SBA loan of $62,326.  As a result, we had net cash provided by financing activities of $8,792 for the year ended December 31, 2015.

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

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

The registrant has no material contractual obligations

The long term debt repayments are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
Notes Payable:	$69,491	$81,180	$74,392	$57,457	$42,314	$366,848	$691,682
Promissory Note - Stockholder	-	-	89,378	-	-	-	89,378
Total Repayments	$69,491	$81,180	$163,770	$57,457	$42,314	$366,848	$781,060

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have any significant market risk exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm

16

Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015

17

Consolidated Statements of Income for the years ended December 31, 2016 and 2015

18

Consolidated Statements of Stockholders’ Equity for the years ended

   December 31, 2016 and 2015

19

Consolidated Statements of Cash Flow for the years ended December 31, 2016 and 2015

20

Notes to Consolidated Financial Statements

22

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

CPSM, Inc. and Subsidiaries

Stuart, Florida:

We have audited the accompanying consolidated balance sheets of CPSM, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders' equity and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 24, 2017

CPSM, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Cash	$ 430,064	$ 427,978
Accounts Receivable, net of allowance for doubtful accounts of $16,181 and $23,144	129,515	157,517
Due from Related Party	2,864	-
Inventory	93,975	47,054
Prepaids	3,564	-
Deposits	2,348	2,348
Total Current Assets	662,330	634,897

Property and Equipment, net	962,946	955,983
Deposit - Business Acquisition	-	194,190
Deferred Tax Asset	-	23,373
Intangible Assets, net	158,736	38,054
Total Assets	$ 1,784,012	$ 1,846,497

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 135,226	$ 127,264
Stockholder Advance Payable	54,981	187,307
Bank Line of Credit	25,892	20,426
Notes Payable - Current	69,491	32,918
SBA Loan - Current	-	59,262
Customer Deposits	75,008	94,428
Total Current Liabilities	360,598	521,605

Long Term Liabilities
Notes Payable - Long Term	622,191	531,728
Deferred Tax Liability	14,020	-
SBA Loan - Long Term	-	133,028
Promissory Note - Stockholder	89,378	210,000
Total Liabilities	1,086,187	1,396,361

Commitments and Contingencies (Note 16)

Stockholders' Equity
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 and 0 shares Issued and Outstanding at December 31, 2016 and 2015	156	-
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 82,938,960 and 83,355,960 respectively, Issued and Outstanding at December 31, 2016 and 2015	82,939	83,356
Additional Paid-in Capital:
Preferred Stock	124,844	-
Common Stock	218,331	218,423
Retained Earnings	271,555	148,357
Total Stockholders' Equity	697,825	450,136
Total Liabilities and Stockholders' Equity	$ 1,784,012	$ 1,846,497

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2016	2015
Revenue	$ 5,218,876	$ 4,214,558

Costs and Expenses:
Cost of Services and Products Sold:
Purchases	1,657,899	1,450,643
Service Costs	2,394,928	1,643,721
Sales and Marketing	64,199	49,712
General and Administrative	837,578	737,982
Depreciation and Amortization	101,820	75,580

Total Costs and Expenses	5,056,424	3,957,638
Income from Operations	162,452	256,920

Other (Income) Expense:
Interest Expense	40,161	29,110
Other Income	(16,516)	(962)
Gain on Sale of Building	(60,292)

Total Other (Income) Expense	(36,647)	28,148
Income Before Income Tax	199,099	228,772

Income Tax
Current	28,508	72,760
Deferred	37,393	18,458
Total Income Tax	65,901	91,218
Net Income	$ 133,198	$ 137,554
Less: Preferred Stock Dividends	10,000	-
Net Income Available to Common Stockholders	$ 123,198	$ 137,554

Net Earnings per Common Share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted Average Number of Common
Shares Outstanding - Basic	83,042,924	81,666,413

Weighted Average Number of Common
Shares Outstanding - Diluted	85,597,222	81,666,413

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016 and 2015

					Additional	Additional
	Preferred Stock		Common Stock		Paid - In Capital	Paid - In Capital	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Preferred	Common	Earnings	Equity

Balance at December 31, 2014	-	$ -	81,041,422	$ 81,041	$ -	$ 140,945	$ 10,803	$ 232,789

Stock Compensation Expense	-	-	1,897,538	1,898	-	45,540	-	47,438
Stock Option Expense	-	-	-	-	-	3,165	-	3,165
Deposit - Stock Issued for Business Acquisition	-	-	417,000	417	-	28,773	-	29,190
Net Income	-	-	-	-	-	-	137,554	137,554

Balance at December 31, 2015	-	$ -	83,355,960	$ 83,356	$ -	$ 218,423	$148,357	$ 450,136

Issuance of Series A Preferred Stock	1,562,500	156	-	-	124,844	-	-	125,000
Settlement of Shares Issued in Acquisition	-	-	(417,000)	$ (417)	-	(24,583)	-	(25,000)
Preferred Stock Dividend	-	-	-	-	-	-	(10,000)	(10,000)
Stock Option Expense	-	-	-	-	-	24,491	-	24,491
Net Income	-	-	-	-	-	-	133,198	133,198

Balance at December 31, 2016	1,562,500	$ 156	82,938,960	$ 82,939	$ 124,844	$ 218,331	$271,555	$ 697,825

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Year Ended December 31,
	2016	2015
Cash Flow from Operating Activities:
Net Income	$ 133,198	$ 137,554

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	101,820	75,580
Deferred Income Tax Expense	37,393	18,458
Non-cash Stock Option Compensation	24,491	3,165
Non-cash Stock Compensation Expense	-	47,438
Gain on Sale of Building	(60,292)	-

Increase (Decrease) in Cash from change in:
Accounts Receivable	28,002	(73,810)
Due from Related Party	(2,864)	8,139
Inventory	(46,921)	15,471
Prepaids	(3,564)	-
Deposits	-	652
Accounts Payable and Accrued Expenses	7,962	5,595
Customer Deposits	(19,420)	16,595
Net Cash Provided By Operating Activities	199,805	254,837

Cash Flow from Investing Activities:
Purchase of Property and Equipment	(90,689)	(209,852)
Purchase of Intangible Property	-	(18,719)
Net Proceeds from Sale of Building	277,116	-
Deposit for Business Acquisition	-	(165,000)
Additional Deposit for Acquisition	(17,810)	-
Sale of Purchased Assets	17,500	-
Purchase Price Refund	15,000	-
Net Cash Provided By (Used In) Investing Activities	201,117	(393,571)

Cash Flow from Financing Activities:
Preferred Stock Dividend	(10,000)	-
Issuance of Preferred Stock	125,000	-
Proceeds from (Payment on) Bank Line of Credit	5,466	(10,710)
Payment on Notes Payable	(74,064)	(19,329)
(Repayment on) Proceeds from Stockholder Advance Payable	(132,326)	101,157
Payment on SBA Loan	(192,290)	(62,326)
Payment on Promissory Note - Stockholder	(120,622)	-
Net Cash (Used in) Provided by Financing Activities	(398,836)	8,792

Net Increase (Decrease) in Cash	$ 2,086	$ (129,942)

Cash at the Beginning of the Year	$ 427,978	$ 557,920
Cash at the End of the Year	$ 430,064	$ 427,978

CPSM, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

 (Continued)

Year Ended December 31,
	2016	2015

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$ 40,161	$ 29,110
Taxes	$ 49,000	$ 35,324

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$ 201,100	$ 496,786
Intangible Asset Acquired in Exchange for Deposit - Business Acquisition	$ 154,500	$ -
Reduction in Deposit - Business Acquisition and Common Stock as a Result of Settlement of Shares Issued in Acquisition	$ 25,000	$ -
Deposit - Business Acquisition due to Common Stock Issuance	$ -	$ 29,190

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles general accepted in the United States of America (“GAAP).

Cash

All highly liquid investments with original maturities of three months or less or money market accounts held at financial institutions are considered to be cash. Substantially all of the cash is placed with one financial institution. From time to time during the year the cash accounts are exposed to credit loss for amounts in excess of insured limits of $250,000 in the event of non-performance by the institution, however, it is not anticipated that there will be non-performance.

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At December 31, 2016 and 2015, the allowance for uncollected receivables was $16,181 and $23,114, respectively.

Inventory

Inventory consists principally of pool chemicals and resurfacing materials. Inventory has a short turnover cycle. It is valued at the lower of cost or market using the First-in, First-out method.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Amortization expense for the next five years and thereafter is as follows:

Intangible Asset	2017	2018	2019	2010	2021	Thereafter
Client List – Prior Acquisitions	$ 3,328	$ -	$ -	$ -	$ -	$ -
Capitalized Costs	1,185	1,185	1,185	1,185	1,185	13,037
Client List - Sundook	8,583	8,583	8,583	8,583	8,583	93,531
Total	$13,096	$9,768	$9,768	$9,768	$9,768	$106,568

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

 In accordance with GAAP, the fair value of stock-based awards is generally recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. Compensation expense related to all awards is included in income.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2016, and 2015.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Earnings per Share

The Company computes earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of income. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year, computed using the treasury stock method for outstanding stock options and the if converted method for preferred stock. Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

For the years ended December 31, 2016 and 2015, the basic and diluted earnings per share was computed as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Net Income Available to Common Stockholders	$ 123,198	$ 137,554
Preferred Stock Dividends	10,000	-
Income Available to Common Stockholders and Assumed Conversions	$ 133,198	$ 137,554

Weighted Average Shares - Basic	83,042,924	81,666,413
Effective Dilutive Securities – Stock Options	991,798	-
Shares Issuable Upon Conversion of Preferred Stock	1,562,500	-
Weighted Average Shares - Diluted	85,597,222	81,666,413
Net Earnings Per Common Share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At December 31, 2016 and 2015 there were no assets or liabilities carried or measured at fair value.

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

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The impact the adoption of ASU 2014-09 on the Company’s consolidated financial statement presentation and disclosures is not considered material.

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

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash with high-credit quality financial institutions. At December 31, 2016 and 2015, the Company had cash balances in excess of federally insured limits in the amount of approximately $180,064 and $177,978, respectively.

Accounts receivable are financial instruments that potentially expose the Company to concentration of credit risk. However, accounts receivable of $129,515 and $157,517 at December 31, 2016 and 2015, respectively are comprised of many pool service customer accounts, none of which are individually significant in size. The Company historically has collected substantially all of its receivables.

NOTE 5 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable as of December 31, 2016, and 2015 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 5 – FAIR VALUE ESTIMATES, CONTINUED

The estimated fair value of the cash, line of credit, notes payable, promissory notes – stockholder and stockholder advances payable at December 31, 2016 and 2015, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
At December 31, 2016:
Assets
Cash	$430,064	$ -	$ -	$430,064
Liabilities
Bank Line of Credit	-	$ 25,892	-	$ 25,892
Notes Payable	-	$ 691,682	-	$691,682

Promissory Note – Stockholder	-	-	$ 75,798	$ 89,378

Stockholder Advance Payable	-	-	$ 54,981	$ 54,981

At December 31, 2015:
Assets
Cash	$427,978	-	-	$427,978
Liabilities
Bank Line of Credit	-	$ 20,426	-	$ 20,426
Notes Payable	-	$ 562,970	-	$564,646
SBA Loan	-	$ 192,290	-	$192,290

Promissory Note - Stockholder	-	-	$ 175,434	$210,000

Stockholder Advance Payable	-	-	$ 187,307	$187,307

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	At December 31,
Property & Equipment	2016	2015
Land	$ 96,000	$ 178,980
Buildings	456,527	565,215
Equipment	18,600	18,079
Furniture and Fixtures	-	10,707
Motor Vehicles	626,825	395,012
Total, at Cost	$ 1,197,952	$ 1,167,993

Accumulated Depreciation	235,006	212,010

Net Property & Equipment	$ 962,946	$ 955,983

On August 4, 2015, the Company entered into a written agreement to purchase a 5,600 square foot, free standing, commercial building in the amount of $480,000. The Company secured a ten-year mortgage from a local banking institution with a required 20% down payment at a rate of 3.99%.  The transaction closed in October 2015. (See Note 11, “Notes Payable”, for terms of the note secured by the commercial building).

Depreciation expense was $84,410 and $62,180 respectively in the year ended December 31, 2016 and 2015.

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

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 7 –  ACQUISTION OF SUNDOOK POOL SERVICES, LLC, CONTINUED

Separately, also on March 18, 2016, the Company sold the retail store acquired in the Sundook transaction for $17,500.

The acquisition is not significant as defined by ASC 805, “Business Combinations”, and therefore no pro forma financial information is presented.

NOTE 8 – SALE OF PALM CITY, FL. BUILDING

In May 2016, the Company moved into its new office headquarter building in Stuart, FL. and made available for sale or lease, its old office building in Palm City, FL. The sale of the building was completed on September 12, 2016 for $300,000 less settlement costs of $22,884, resulting in a gain of $60,292. The remaining proceeds were used to pay off the SBA Loan and to pay down the Promissory Note – Stockholders (See Note 12 “Long Term Loans”).

NOTE 9 – STOCKHOLDER ADVANCE PAYABLE

At December 31, 2016 and 2015, the Company had an advance payable of $54,981 and $187,307 respectively, from the Calarco Trust, beneficially owned by Lawrence Calarco, an officer and director of the Company and Loreen Calarco an officer and director of the Company. The advance payable was used for expenditures on behalf of Custom Pool. The terms of the advance payable are non-interest bearing and it is due on demand.

NOTE 10 – BANK LINE OF CREDIT

The Company maintains a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 5.75%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index.

The outstanding balance as of December 31, 2016, and 2015, respectively is $25,892 and $20,426. The Company is currently in compliance with the terms of the line of credit.

NOTE 11 – NOTES PAYABLE

At December 31, 2016 and 2015, the Company has $691,682 and $564,646 respectively, in notes payable secured against the newly acquired building in 2015 and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $45,014 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates range from 2.99% to 5.75% and the maturities range from three to six years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the new building in Stuart, FL. has an outstanding balance of $384,034 at December 31, 2016. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 12 – LONG TERM LOANS

Until September 12, 2016 and for the year ended December 31, 2015, the Company had a long term loan from Wells Fargo Bank which was guaranteed in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index. The loan was secured by all of the assets of Custom Pool and by personal guaranties of Lawrence and Loreen Calarco.  The outstanding balance of the loan at December 31, 2015 was $192,290 respectively. The Company paid off the loan on September 12, 2016 with the part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 8 “Sale of Palm City, Fl. Building”).

At December 31, 2016 and 2015, the Company has a Promissory Note from a stockholder for $89,378 and $210,000, respectively, which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is 5 years and the note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.34% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has accrued interest expense of $8,145 and $5,496 as of December 31, 2016 and 2015, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 9, “Sale of the Palm City, Fl. Building”). The Company is in compliance with the provisions of this Note.

The long term debt repayments are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
Notes Payable:	$69,491	$81,180	$74,392	$57,457	$42,314	$366,848	$691,682
Promissory Note - Stockholder	-	-	89,378	-	-	-	89,378
Total Repayments	$69,491	$81,180	$163,770	$57,457	$42,314	$366,848	$781,060

NOTE 13 – INCOME TAX

As of December 31, 2016, the U.S. Federal and Florida income tax returns filed prior to 2013 are no longer subject to examination by the respective taxing authorities.

The differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31, 2016 and 2015:

Income Taxes at Statutory Rate	$67,694	34.00%	$77,782	34.00%

Increase (Decrease) in Taxes Resulting From:
State Taxes, net of Federal Tax Benefit	5,559	2.8	8,320	3.6
Graduated Tax Rates	(8,430)	(4.2)	(5,522)	(2.4)
Other, Net	1,078	0.5	10,638	4.7
Income Taxes	$65,901	33.1%	$91,218	39.9%

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 13 – INCOME TAX, CONTINUED

Deferred income taxes primarily relate to differences between the amounts recorded for financial reporting purposes and the amounts recorded for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2016, and 2015:

	December 31
Deferred Income Tax Assets (Liabilities):	2016	2015
Organizational Costs	$66,847	$72,116
Stock Based Compensation	10,407	1,191
Allowance for Bad Debt	6,089	-
Depreciation	(90,792)	(36,792)
Accrual to Cash Conversion	(6,571)	(13,142)
Deferred Income Tax Assets	$(14,020)	$23,373

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. At the time of the issuance of the Series A Preferred, the closing stock price of the Company’s common stock was $0.07 per share and so there is not a beneficial conversion feature. The Series A Preferred is callable after six months at the option of the Company at the issue price. The Company has accrued $10,000 in dividends on the Series A Preferred at December 31, 2016.

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

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 15 – 2014 STOCK AWARDS PLAN, CONTINUED

On May 27, 2015, the Board of Directors granted two individuals 500,000 options each. Additionally, on August 23, 2016, the Board of Directors granted four individuals 2,250,000 options in aggregate. The May 27, 2015 stock option grants have a five-year maturity, vesting ratably over that period. The August 23, 2016 stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years. There are 3,750,000 shares available for issuance at December 31, 2016.

The August 23, 2016 and May 27, 2015 stock options were granted with the fair value estimated on the date of grant using the assumptions in the table below and the Black Scholes options pricing model:

	2016	2015
Dividend Yield	-	-
Expected Volatility	64.88%	113.19%
Risk Free Interest Rate	0.90%	1.57%
Expected Life	3 Years	5 Years
Per Share Grant Date Fair Value of Options Issued	$0.0163	$0.0265

The assumptions were based on the following: the Company’s stock does not pay a dividend, expected volatility is a function of the historical daily changes in price of the Company’s stock, the risk free interest rate is the constant maturity of the 3 Year and 5 Year Treasury Note, respectively and the expected life is the maturity of the stock options since no options have been exercised or forfeited to date.

A summary of the stock option activity over the years ended December 31, 2016 and 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2014	-	-	-	-
Granted	1,000,000	$ 0.035	5 years	-
Outstanding at Dec. 31, 2015	1,000,000	$ 0.035	3.4 Years	-

Granted	2,250,000	$0.0375	1.1 Years	-
Outstanding at Dec. 31, 2016	3,250,000	$0.0367	1.8 Years	$54,429
Exercisable at Dec. 31, 2016	1,578,014	$ 0.037	1.8 Years	$25,041

The Company expensed $24,491 and $3,165 of stock option compensation for the years ended December 31, 2016 and 2015 respectively. Unrecognized compensation expense was $35,519 and $23,335 at December 31, 2016 and 2015.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 And 2015 And For The Years Then Ended

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through March 24, 2017 (the financial statement issuance date) determining that no events required additional disclosure in these consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and through its evaluation of those internal control procedures, our management concluded that our internal controls over financial reporting are effective as of December 31, 2016.

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

Business Experience

Lawrence Calarco:

Lawrence Calarco, 54, has been our CEO and director since July 2014.  Mr. Calarco has been the president of Custom Pool & Spa Mechanics, Inc., a wholly-owned subsidiary of the Company, since January 2004.  Mr. Calaraco has been an officer and director of Custom Pool Plastering, Inc., a wholly-owned subsidiary of the Company, since its inception in March 2015.  Mr. Calarco was formerly a resident and business owner in New York and attended Massapequa High School.

Charles Dargan II:

Charles Dargan II, 61, has been our chief financial officer, principal accounting officer and director since July 2014.  Since January 2003, Mr. Dargan has been the president of CFO 911, an entity that provides accounting, financial and operational services.  Mr. Dargan II received a BA from Dartmouth College in 1977, an MBA from the University of Southern California in 1980, and an MSBA in finance from the University of Southern California in 1982.

Loreen Calarco:

Loreen Calarco, 51, has been our chief operating officer and director since July 2014.  Mrs. Calarco has been the secretary and treasurer of Custom Pool & Spa Mechanics, Inc., our wholly owned subsidiary, since January 2014.  Mrs. Calarco has been an officer and director of Custom Pool Plastering, Inc., a wholly-owned subsidiary, since its inception in March 2015.  Mrs. Calarco graduated from Kings Park High School in 1983.

Jeffrey Michel:

Jeffrey Michel, 54, has been a director of the Company since July 2014.  From January 2004 through September 2012, Mr. Michel was the Chairman of Fundy Minerals Ltd.  From January 2010 through May 2013, Mr. Michel was a director of Affinity Arcade Corp.  From January 2014 through February 2015, Mr. Michel was a director and VP of Natural Discoveries, Inc.  From January 2006 through the present day, Mr. Michel has served as a director of World Mining Services Ltd.  From April 2013 through September 2016, Mr. Michel had been the managing member of Affinity Restaurant Management.  From April 2004 through the present day, Mr. Michel has served as a director of Southwood Partners, Inc. From its inception in March 2015, Mr. Michel has served as a director of Custom Pool Plastering, a wholly owned subsidiary of the Company.  From November 2014 through March 2016, Mr. Michel served as a director of Hitec Corp. From January 2014 to present day, Mr. Michel has served as a Management Game Supervisory Board Member for the Tepper School of Business at Carnegie Mellon University. Mr. Michel graduated from LaSalle College High School in 1980 and from the USCG Subsistence Specialist School in 1981.

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

-

was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

-

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

-

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

-

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

Corporate Governance

Nominating Committee

During the year ended December 31, 2016, there were no changes in the procedures by which security holders may recommend nominees to our board of directors.  We do not presently have a nominating committee for members of its board of directors. Nominations are considered by the entire board.

Committees of the Board of Directors

We do not presently have a compensation or audit committee. Compensation and audit matters are considered by the entire board.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to officers and board of directors during the fiscal years ended December 31, 2016 and 2015. The table sets forth this information for salary, bonus, and certain other compensation to the board of directors and named executive officers for the past two fiscal years and includes all board of directors members and officers as of December 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lawrence Calarco(1)	2016	182,000	0	0	16,300	0	0	0	198,300
CEO, Director	2015	169,500	0	0	0	0	0	0	169,500

Charles Dargan II	2016	25,000	0	0	4,075	0	0	0	29,075
CFO, Director, Principal Accounting Officer	2015	25,000	0	0	13,250	0	0	0	38,250

Loreen Calarco(1)	2016	78,000	0	0	12,225	0	0	0	90,225
COO, Director	2015	78,000	0	0	0	0	0	0	78,000

(1) All salary amounts paid were made through our wholly-owned subsidiary, Custom Pool & Spa Mechanics, Inc.

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

On August 23, 2016 we granted and approved 2,250,000 options to the Board of Directors as follows: 1,000,000 options to Lawrence Calarco, 750,000 options to Loreen Calarco, 250,000 options to Charles Dargan II and 250,000 options to Jeff Michel.  The stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years.  The fair value of the options was calculated to be $0.0163 per share using the Black Scholes model.  The assumptions used in the model were 0.90% risk free rate using the three-year constant maturity Treasury rate, 64.88% stock volatility and a 3 year estimated maturity.

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

Compensation of Directors

 On May 27, 2015, we granted and approved 500,000 options each to Charles Dargan II, chief financial officer and a director and to Jeffrey Michel, a director. The stock options have a five-year maturity, vesting ratably over that period and an exercise price equal to the closing stock price on May 27, 2015 that was $0.035 per share.  On August 23, 2016 we granted and approved 2,250,000 options to the Board of Directors as follows: 1,000,000 options to Lawrence Calarco, 750,000 options to Loreen Calarco, 250,000 options to Charles Dargan II and 250,000 options to Jeff Michel.  The stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years.  The fair value of the options was calculated to be $0.0163 per share using the Black Scholes model.  The assumptions used in the model were 0.90% risk free rate using the three-year constant maturity Treasury rate, 64.88% stock volatility and a 3 year estimated maturity.

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

The following table sets forth, as of March 24, 2017, the number and percentage of our outstanding common shares owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address of Stockholder

Shares

% Owned

Lawrence & Loreen Calarco(1)

65,440,471 indirect

78.90%

  5021 SW Saint Creek Drive

  Palm City, FL 34990

Charles Dargan II

100,000

0.12%

819 S. Ruby Drive

Key Largo, FL 33037

Jeffrey Michel

0

0.00%

177 N US Highway One, Suite 146

Tequesta, FL 33469

Officers and Directors as a Group

   (4 persons)

65,440,471 indirect

78.90%

100,000 direct

0.12%

(1)

Based on 82,938,960 common shares outstanding as of March 24, 2017.

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

On August 23, 2016, we granted and approved 2,250,000 options to the Board of Directors as follows: 1,000,000 options to Lawrence Calarco, 750,000 options to Loreen Calarco, 250,000 options to Charles Dargan II and 250,000 options to Jeff Michel.  The stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years.  The fair value of the options was calculated to be $0.0163 per share using the Black Scholes model.  The assumptions used in the model were 0.90% risk free rate using the three-year constant maturity Treasury rate, 64.88% stock volatility and a 3 year estimated maturity.

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

At December 31, 2016 and 2015, we had an advance payable of $187,307 and $86,150 and respectively, from the Lawrence and Loreen Calarco Trust. The advance payable was used for expenditures on behalf of Custom Pool & Spa. The terms of the advance payable are non-interest bearing and it is due on demand.

At December 31, 2016 and December 31, 2015, the Company has a promissory note from Larry Calarco, an officer and director of the Company for $210,000, which was incurred with the acquisition of the common stock of CPSM, Inc.

The term of the promissory note is five years and the note has an interest rate set at the five year Treasury Note rate, currently set at 1.64% and which resets annually from June 3, 2014. The principal is due on the final maturity of June 3, 2019. The Company has not paid interest, but has accrued interest expense of $5,496 and $1,991 as of December 31, 2016 and 2014, respectively. The Company is in compliance with the provisions of this note.

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

On August 23, 2016, the Company granted and approved 2,250,00 options to the Board of Directors as follows: 1,000,000 options to Lawrence Calarco, 750,000 options to Loreen Calarco, 250,000 options to Charles Dargan II and 250,000 options to Jeff Michel. The stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years.

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

Audit Fees

We have incurred fees and expenses from Hacker, Johnson & Smith PA of $50,000 and $35,000, respectively, for the 2016 and 2015 fiscal years.  Fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-Q and 10-K. The fees in 2015 and 2016 included $5,000 related to Form 10K.  The fees for 2016 included $5,000 for each quarterly review.

Tax Fees

We have incurred fees of $5,500 and $5,000, respectively, for the 2016 and 2015 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2016 and 2015 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Hacker, Johnson & Smith PA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheets:

  December 31, 2016 and 2015

Statements of Income:

  For the years ended December 31, 2016 and 2015

Statements of Stockholders’ Equity (Deficit)

  For the years ended December 31, 2016 and 2015

Statements of Cash Flows:

  For the years ended December 31, 2016 and 2015

Notes to Financial Statements

  For the years ended December 31, 2016 and 2015

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

10.9       Mutual General Release Agreement

Form 10-K

3-30-16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Lawrence Calarco

March 24, 2017

Lawrence Calarco

Chief Executive Officer

Director

/s/Charles Dargan II

March 24, 2017

Charles Dargan II

Chief Financial Officer,

Principal Accounting Officer

Director

/s/Loreen Calarco

March 24, 2017

Loreen Calarco

Secretary

Director