Form 10-Q
period 2017-03-31
CPSM, Inc.
filed 2017-05-12
CIK 1425203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2017

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

The number of outstanding shares of the registrant's common stock as of May 12, 2017: 82,938,960

CPSM, INC.

FORM 10-Q

For the Three Months Ended March 31, 2017

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of

  Financial Condition and Results of Operations

19

Item 3.  Quantitative and Qualitative Disclosure

  About Market Risk

24

Item 4.  Controls and Procedures

24

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

25

Item 1A.  Risk Factors

25

Item 2.  Unregistered Sales of Equity Securities and

  Use of Proceeds

25

Item 3.  Defaults upon Senior Securities

25

Item 4.  Mine Safety Disclosures

25

Item 5.  Other Information

25

Item 6.  Exhibits

25

SIGNATURES

26

CPSM, INC.

Index to the Financial Statements

Page

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited)

     and December 31, 2016

4

Condensed Consolidated Statements of Income for the three months ended

   March 31, 2017 and 2016 (unaudited)

6

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 (unaudited)

7

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)

8

Notes to Condensed Consolidated Financial Statements (unaudited)

10

CPSM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Cash	$ 609,099	$ 430,064
Accounts Receivable, net of allowance for doubtful accounts of $16,181 at March 31, 2017 and December 31, 2016	190,524	129,515
Due from Related Party	6,189	2,864
Inventory	85,483	93,975
Prepaids	3,564	3,564
Deposits	2,348	2,348
Total Current Assets	897,207	662,330

Property and Equipment, net	1,008,690	962,946
Intangible Assets, net	146,420	158,736
Total Assets	$ 2,052,317	$ 1,784,012

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 236,345	$ 135,226
Stockholder Advance Payable	54,981	54,981
Bank Line of Credit	21,750	25,892
Notes Payable - Current	63,664	69,491
Customer Deposits	101,386	75,008
Total Current Liabilities	478,126	360,598

Long Term Liabilities
Notes Payable - Long Term	651,727	622,191
Deferred Tax Liability	14,020	14,020
Promissory Note - Stockholder	89,378	89,378
Total Liabilities	1,233,251	1,086,187

Commitments and Contingencies (Note 14)

CPSM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued from previous page)

Stockholders' Equity

Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at March 31, 2017 and December 31, 2016	156	156

Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 82,938,960 shares Issued and Outstanding at March 31, 2017 and December 31, 2016	82,939	82,939

Additional Paid-in Capital:
Preferred Stock	124,844	124,844
Common Stock	221,163	218,331
Retained Earnings	389,964	271,555
Total Stockholders' Equity	819,066	697,825
Total Liabilities and Stockholders' Equity	$ 2,052,317	$ 1,784,012

The accompanying Notes are an integral part of the consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$ 1,343,239	$ 1,273,850

Costs and Expenses:
Cost of Services and Products Sold:
Purchases	355,001	410,945
Service Costs	578,866	573,612
Sales and Marketing	6,736	14,340
General and Administrative	177,757	144,843
Depreciation and Amortization	35,742	32,321
Total Costs and Expenses	1,154,102	1,176,061
Income from Operations	189,137	97,789

Other Expense -
Interest Expense	11,357	9,620

Income Before Income Tax	177,780	88,169

Income Tax
Current	56,871	18,673
Deferred	-	-
Total Income Tax	56,871	18,673

Net Income	$ 120,909	$ 69,496
Less: Preferred Stock Dividends	2,500	2,500
Net Income Available to Common Stockholders	$ 118,409	$ 66,996

Net Earnings per Common Share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted Average Number of Common
Shares Outstanding - Basic	82,938,960	83,355,960

Weighted Average Number of Common
Shares Outstanding - Diluted	85,028,872	85,368,338

The accompanying Notes are an integral part of the consolidated financial statements

CPSM, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid - In Capital	Additional Paid - In Capital	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Preferred	Common	Earnings	Equity

Balance at December 31, 2016	1,562,500	$ 156	82,938,960	$ 82,939	$ 124,844	$ 218,331	$271,555	$ 697,825

Preferred Stock Dividend (Unaudited)							(2,500)	(2,500)
Stock Option Expense (Unaudited)						2,832		2,832
Net Income (Unaudited)							120,909	120,909

Balance at March 31, 2017	1,562,500	$ 156	82,938,960	$ 82,939	$ 124,844	$ 221,163	$389,964	$ 819,066

The accompanying Notes are an integral part of the consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash Flow from Operating Activities:
Net Income	$ 120,909	$ 69,496

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	28,352	32,321
Non-cash Stock Option Compensation	2,832	1,325

Increase (Decrease) in Cash from change in:

Accounts Receivable	(61,009)	(49,237)
Due from Related Party	(3,325)	(1,152)
Inventory	8,492	(10,490)
Prepaids	-	(40,439)
Accounts Payable and Accrued Expenses	101,119	119,800
Customer Deposits	26,378	(19,155)

Net Cash Provided By Operating Activities	223,748	102,469

Cash Flow from Investing Activities:
Purchase of Property and Equipment	(7,198)	(7,001)
Additional Deposit for Acquisition	-	(25,000)
Sale of Purchased Assets	-	17,500
Purchase Price Refund	-	15,000

Net Cash (Used In) Provided By Investing Activities	(7,198)	499

Cash Flow from Financing Activities:
Preferred Stock Dividend	(2,500)	(2,500)
Issuance of Preferred Stock	-	125,000
(Payment on) Proceeds from Bank Line of Credit	(4,142)	6,891
Payment on Notes Payable	(30,873)	(11,816)
Repayment on Stockholder Advance Payable	-	(115,000)
Payment on SBA Loan	-	(14,810)

Net Cash Used In Financing Activities	(37,515)	(12,235)

CPSM, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Continued from previous page)

Net Increase in Cash	$ 179,035	$ 90,733

Cash at the Beginning of the Period	$ 430,064	$ 427,978
Cash at the End of the Period	$ 609,099	$ 518,711

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$ 11,058	$ 8,732
Taxes	$ -	$ 30,000

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$ 54,582	$ 28,904
Intangible Asset Acquired in Exchange for Deposit - Business Acquisition	$ -	$ 133,000

The accompanying Notes are an integral part of the consolidated financial statements

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

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

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At March 31, 2017 and December 31, 2016, the allowance for uncollected receivables was $16,181.

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

Amortization expense for the next five years and thereafter is as follows:

Intangible Asset	2017	2018	2019	2020	2021	Thereafter
Client List – Prior Acquisitions	$ 3,328	-	-	-	-	-
Capitalized Costs	1,185	1,185	1,185	1,185	1,185	11,530
Client List - Sundook	8,583	8,583	8,583	8,583	8,583	82,722
Total	$13,096	$ 9,768	$9,768	$9,768	$9,768	$ 94,252

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2017 and December 31, 2016.

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

For the three months ended March 31, 2017 and 2016, the basic and diluted earnings per share was computed as follows:

	For the Three Months Ended
	March 31,
	2017	2016

Net Income Available to Common Stockholders	$ 118,409	$ 66,996
Preferred Stock Dividends	2,500	2,500
Income Available to Common Stockholders and Assumed Conversions	$ 120,909	$ 69,496

Weighted Average Shares - Basic	82,938,960	83,355,960
Effective Dilutive Securities – Stock Options	527,412	449,878
Shares Issuable Upon Conversion of Preferred Stock	1,562,500	1,562,500
Weighted Average Shares - Diluted	85,028,872	85,368,338
Net Earnings Per Common Share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At March 31, 2017 and December 31, 2016 there were no assets or liabilities carried or measured at fair value.

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

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash with high-credit quality financial institutions. At March 31, 2017 and December 31, 2016, the Company had cash balances in excess of federally insured limits in the amount of approximately $359,099 and $180,064, respectively.

Accounts receivable are financial instruments that potentially expose the Company to concentration of credit risk. However, accounts receivable of $190,524 and $129,515 at March 31, 2017 and December 31, 2016, respectively are comprised of many pool service customer accounts, none of which are individually significant in size. The Company historically has collected substantially all of its receivables.

NOTE 5 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued liabilities as of March 31, 2017 and December 31, 2016 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair value of the cash, line of credit, notes payable, and loans at March 31, 2017 and December 31, 2016, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At March 31, 2017:
Assets
Cash	$ 609,099			$ 609,099
Liabilities
Bank Line of Credit		$ 21,750		$ 21,750
Notes Payable		$715,391		$ 715,391
Promissory Note – Stockholder			$ 75,798	$ 89,378
Stockholder Advance Payable			$ 54,981	$ 54,981

At December 31, 2016:
Assets
Cash	$ 430,064			$ 430,064
Liabilities
Bank Line of Credit		$ 25,892		$ 25,892
Notes Payable		$691,682		$ 691,682
Promissory Note - Stockholder			$ 75,798	$ 89,378
Stockholder Advance Payable			$ 54,981	$ 54,981

NOTE 6 –  ACQUISITION OF SUNDOOK POOL SERVICES, LLC

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

NOTE 7 – SALE OF PALM CITY, FL. BUILDING

In May 2016, the Company moved into its new office headquarter building in Stuart, FL. and made available for sale or lease, its old office building in Palm City, FL. The sale of the building was completed on September 12, 2016 for $300,000 less settlement costs of $22,884, resulting in a gain of $60,292. The remaining proceeds were used to pay off the SBA Loan and to pay down the Promissory Note – Stockholders (See Note 11 “Long Term Loans”).

NOTE 8 – STOCKHOLDER ADVANCE PAYABLE

At March 31, 2017 and December 31, 2016, the Company had an advance payable of $54,981 from the Calarco Trust, beneficially owned by Lawrence Calarco, an officer and director of the Company and Loreen Calarco an officer and director of the Company. The advance payable was used for expenditures on behalf of Custom Pool. The terms of the advance payable are non-interest bearing and it is due on demand.

NOTE 9 – BANK LINE OF CREDIT

The Company maintains a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 6.00%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index.

The outstanding balance as of March 31, 2017 and December 31, 2016, respectively is $21,750 and $25,892. The Company is currently in compliance with the terms of the line of credit.

NOTE 10 – NOTES PAYABLE

At March 31, 2017 and December 31, 2016, the Company has $715,391 and $691,682 and respectively, in notes payable secured against a building in 2015 and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $41,975 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates range from 2.99% to 5.75% and the maturities range from three to six years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the building in Stuart, FL. has an outstanding balance of $380,561 at March 31, 2017. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

NOTE 11 – LONG TERM LOANS

Until September 12, 2016 the Company had a long-term loan from Wells Fargo Bank which was guaranteed in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index. The loan was secured by all of the assets of Custom Pool and by personal guaranties of Lawrence and Loreen Calarco. The Company paid off the loan on September 12, 2016 with the part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 7 “Sale of Palm City, Fl. Building”).

At March 31, 2017 and December 31, 2016, the Company has a Promissory Note from a stockholder for $89,378 which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is 5 years and the note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.34% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has accrued interest expense of $8,443 and $8,145 as of March 31, 2017 and December 31, 2016, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 7, “Sale of the Palm City, Fl. Building”). The Company is in compliance with the provisions of this Note.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. At the time of the issuance of the Series A Preferred, the closing stock price of the Company’s common stock was $0.07 per share and so there is not a beneficial conversion feature. The Series A Preferred is callable after six months at the option of the Company at the issue price. The Company has accrued $12,500 in dividends on the Series A Preferred through March 31, 2017.

NOTE 13 – 2014 STOCK AWARDS PLAN

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

On May 27, 2015, the Board of Directors granted two individuals 500,000 options each. Additionally, on August 23, 2016, the Board of Directors granted four individuals 2,250,000 options in aggregate. The May 27, 2015 stock option grants have a five-year maturity, vesting ratably over that period. The August 23, 2016 stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years. There are 3,750,000 shares available for issuance at March 31, 2017.

The August 23, 2016 and May 27, 2015 stock options were granted with the fair value estimated on the date of grant using the assumptions in the table below and the Black Scholes options pricing model:

	2016	2015
Dividend Yield	-	-
Expected Volatility	64.88%	113.19%
Risk Free Interest Rate	0.90%	1.57%
Expected Life	3 Years	5 Years
Per Share Grant Date Fair Value of Options Issued	$ 0.0163	$ 0.0265

The assumptions were based on the following: the Company’s stock does not pay a dividend, expected volatility is a function of the historical daily changes in price of the Company’s stock, the risk-free interest rate is the constant maturity of the 3 Year and 5 Year Treasury Note, respectively and the expected life is the maturity of the stock options since no options have been exercised or forfeited to date.

A summary of the stock option activity over the three months ended March 31, 2017 and 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2015	1,000,000	$ 0.035	4.4 Years
Outstanding at March 31, 2016	1,000,000	$ 0.035	4.2 Years	-
Exercisable at March 31, 2016	169,315	$ 0.035	4.2 Years	-

Outstanding at Dec. 31, 2016	3,250,000	$0.0367	4.26 Years	$ 54,429
Outstanding at March 31, 2017	3,250,000	$0.0367	4.02 Years	$ 23,125
Exercisable at March 31, 2017	1,946,168	$0.037	4.16 Years	$ 11,836

The Company expensed $2,832 and $1,325 of stock option compensation for the three months ended March 31, 2017 and 2016 respectively. Unrecognized compensation expense was $32,687 and $22,010 at March 31, 2017 and 2016.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through May 12, 2017 (the financial statement issuance date) determining that no events required additional disclosure in these consolidated financial statements.

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

Custom Pool & Spa Mechanics, Inc. has had pool resurfacing as part of its service offerings. The resurfacing work had been subcontracted to other pool resurfacing companies. In March 2015, the Company formed Custom Pool Plastering Inc. (“CPP”) to provide its own pool resurfacing services. CPP has grown since its inception and after a small operating loss in 2015, it turned profitable in 2016.

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

Results of Operations

The Three Months Ended March 31, 2017 compared to The Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and 2016, we had revenues of $1,343,239 and $1,273,850 respectively, an increase of $69,389 or 5%. The increase is due to an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts.  Pool service contract pricing and pool resurfacing contract pricing has remained at the same level from year to year.  The increase in revenues is due to the Company’s further penetration into the existing South Florida pool market.

Purchases and service costs were $933,867 and $984,557 respectively, for the three months ended March 31, 2017 and 2016, a decrease of $50,690 or 5%. The decrease is due to more cost-efficient purchases with higher volumes of product used in plastering and pool servicing. Further, labor costs remained stable and the Sundook Pools acquisition has been integrated with no further costs incurred.

Revenues less purchases and service costs was $409,372 and $289,293 for the three months ended March 31, 2017 and 2016, respectively and produced a margin of 30% and 23%, respectively.  The increase in margin is largely due to increased sales and more cost-efficient purchasing of products used in plastering and pool servicing. As well, the Sundook Pools acquisition has been integrated with no further costs incurred.

For the three months ended March 31, 2017 and 2016, we had sales and marketing expenses of $6,736 and $14,340, respectively. This was a decrease of $7,604 or 53% and is due largely to the increased spending in 2016 for advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters.  Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $177,757 and $144,843 respectively, an increase of $32,914 or 23%. This is consistent with the overall increase in revenues and is largely composed of increases in salaries and other compensation expenses and increases in legal, accounting and professional expenses.

Depreciation and amortization expense was $35,742 and $32,321 respectively, for the three months ended March 31, 2017 and 2016, an increase of $3,421 or 11%. This is due to the purchase of additional motor vehicles, and replacing older vehicles, as business in both the pools service and resurfacing business has expanded.

We had interest expense of $11,357 and $9,620 for the three months ended March 31, 2017 and 2016, respectively, an increase of $1,737 or 18%. This is due to the additional loans incurred for the new motor vehicles, offset somewhat by the repayment of the SBA loan and pay down of the Promissory Note – Stockholder.

Income tax expense for the three months ended March 31, 2017 was $56,871, an effective tax rate of 32.0% versus income tax expense for the three months ended March 31, 2016 of $18,673, an effective tax rate of 21.1%. The increase in income tax expense is mainly due to an in pre-tax income of 89,611, and the increased tax from the federal graduated tax rates.

We had a net income available to common stockholders of $118,409 and $66,996 for the three months ended March 31, 2017 and 2016, respectively. The increase in net income is due to increased sales and reduced purchase and service cost margins offset somewhat by increases in G&A compensation costs, legal, accounting and professional expenses and depreciation and amortization.

Capital Resources and Liquidity

We are currently profitable and finance our business through operations and our line of credit. Equity and debt financing were used to start the business, for purchases of motor vehicles and a commercial building that is our new headquarters, as well as for the acquisitions of a pool service company and pool service routes. Currently, we are not in any negotiations to acquire other businesses.

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

We maintain a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 6.00%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of March 31, 2017 and December 31, 2016, respectively, is $21,750 and $25,892. We are currently in compliance with the terms of the line of credit.

Until September 12, 2016, we had a long-term loan from Wells Fargo Bank which was guaranteed, in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index. The loan was secured by all of the assets of Custom Pool & Spa Mechanics, Inc. and by personal guaranties of Lawrence and Loreen Calarco, officers and directors of the Company. The Company paid off the loan on September 12, 2016 with the part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl.

At March 31, 2017 and December 31, 2016, we have a promissory note from a stockholder for $89,378 which was incurred with the acquisition of the common shares of CPSM, Inc. The term of the promissory note is five years and the promissory note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.34% and which resets annually. The principal is due on the final maturity of June 3, 2019. We have accrued interest expense of $8,443 and $8,145 as of March 31, 2017 and December 31, 2016, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. We are in compliance with the provisions of this promissory note.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. The Company has accrued $12,500 and $2,500 in dividends on the Series A Preferred at March 31, 2017 and December 31, 2016, respectively.

For the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017, we had a net income of $120,909. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $28,352 due to depreciation and amortization and an increase of $2,832 in stock option compensation.

We had the following changes in operating assets and liabilities: an increase of $61,009 in accounts receivable, an increase of $3,325 in amounts due from related party, a decrease of $8,492 due to inventory, an increase of $101,119 in accounts payable and accrued expenses and an increase in customer deposits of $26,378.

As a result, we had net cash provided by operating activities of $223,748 for the three months ended March 31, 2017 consistent with the increase in pool servicing and pool plastering and resurfacing business.

For the three months ended March 31, 2016, we had a net income of $69,496. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $32,321 due to depreciation and amortization and an increase of $1,325 due to stock option compensation

We had the following changes in operating assets and liabilities: an increase of $49,237 in accounts receivable, an increase of $1,152 in amounts due from related party, an increase of $10,490 due to inventory, an increase of $40,439 in prepaids, an increase of $119,800 in accounts payable and accrued expenses and a decrease in customer deposits of $19,155.

As a result, we had net cash provided by operating activities of $102,469 for the three months ended March 31, 2016 consistent with the increase in pool servicing and pool plastering and resurfacing business.

For the three months ended March 31, 2017, we purchased $7,198 of property and equipment. As a result, we had net cash used in investing activities of $7,198. The company also purchased motor vehicles through issuing $54,582 of notes payable.

For the three months ended March 31, 2016, we purchased $7,001 of property and equipment, made an additional $25,000 deposit for the acquisition of Sundook Pools, sold a retail store acquired in the Sundook Pools acquisition for $17,500 and received a purchase price refund of $15,000 from the Sundook Pools acquisition, resulting in net cash provided by investing activities of $499. The company also purchased motor vehicles through issuing $28,904 of notes payable.

For the three months ended March 31, 2017, we paid a preferred stock dividend of $2,500, made payments on the bank line of credit of $4,142 and we made payments on notes payable of $30,873. As a result, we had net cash used in financing activities of $37,515 for the three months ended March 31, 2017.

For the three months ended March 31, 2016, we paid a preferred stock dividend of $2,500 and received $125,000 in proceeds from the issuance of the Series A Preferred Stock. Additionally, we received proceeds from the bank line of credit of $6,891, we made payments on notes payable of $11,816, made payments on the stockholder advance payable of $115,000, and made payments on SBA loan of $14,810.  As a result, we had net used in financing activities of $12,235 for the three months ended March 31, 2016.

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

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

The registrant has no material contractual obligations

The long term debt repayments are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
Notes Payable:	$69,491	$81,180	$74,392	$57,457	$42,314	$390,557	$715,391
Promissory Note - Stockholder	-	-	89,378	-	-	-	89,378
Total Repayments	$69,491	$81,180	$163,770	$57,457	$42,314	$390,557	$804,769

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2017.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2017, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 12, 2017

CPSM, INC.

By:  /s/Lawrence Calarco

Lawrence Calarco

Chief Executive Officer

By:  /s/Charles Dargan II

Charles Dargan II

Chief Financial Officer