Form 10-Q
period 2017-06-30
CPSM, Inc.
filed 2017-08-10
CIK 1425203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2017

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

The number of outstanding shares of the registrant's common stock as of August 10, 2017: 82,938,960

CPSM, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2017

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of

  Financial Condition and Results of Operations

20

Item 3.  Quantitative and Qualitative Disclosure

  About Market Risk

26

Item 4.  Controls and Procedures

26

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

27

Item 1A.  Risk Factors

27

Item 2.  Unregistered Sales of Equity Securities and

  Use of Proceeds

27

Item 3.  Defaults upon Senior Securities

27

Item 4.  Mine Safety Disclosures

27

Item 5.  Other Information

27

Item 6.  Exhibits

27

SIGNATURES

28

CPSM, INC.

Index to the Financial Statements

Page

Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited)

     and December 31, 2016

4

Condensed Consolidated Statements of Operations for the three and six months ended

   June 30, 2017 and 2016 (unaudited)

6

Condensed Consolidated Statements of Stockholders’ Equity for the six

   months ended June 30, 2017 (unaudited)

7

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)

8

Notes to Condensed Consolidated Financial Statements (unaudited)

10

CPSM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash	$ 536,776	$ 430,064
Accounts Receivable, net of allowance for doubtful accounts of $16,181 at June 30, 2017 and December 31, 2016	183,805	129,515
Due from Related Party	8,451	2,864
Inventory	117,441	93,975
Prepaids	3,564	3,564
Deposits	2,348	2,348
Total Current Assets	852,385	662,330

Property and Equipment, Net	971,368	962,946
Intangible Assets, Net	134,101	158,736
Total Assets	$ 1,957,854	$ 1,784,012

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 189,522	$ 135,226
Stockholder Advance Payable	54,981	54,981
Bank Line of Credit	22,401	25,892
Notes Payable - Current	40,164	69,491
Customer Deposits	86,681	75,008
Total Current Liabilities	393,749	360,598

Long Term Liabilities
Notes Payable - Long Term	646,015	622,191
Deferred Tax Liability	14,020	14,020
Promissory Note - Stockholder	89,378	89,378
Total Liabilities	1,143,162	1,086,187

Commitments and Contingencies (Note 14)

CPSM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued from previous page)

Stockholders' Equity

Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000
Shares Authorized, 1,562,500 shares Issued and Outstanding
at June 30, 2017 and December 31, 2016	156	156

Common Stock, $0.001 par value, 250,000,000 Shares
Authorized, 82,938,960 Issued and Outstanding at June 30, 2017 and December 31, 2016	82,939	82,939

Additional Paid-in Capital:
Preferred Stock	124,844	124,844
Common Stock	224,012	218,331
Retained Earnings	382,741	271,555
Total Stockholders' Equity	814,692	697,825

Total Liabilities and Stockholders' Equity	$ 1,957,854	$ 1,784,012

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$ 1,234,632	$ 1,233,958	$2,577,871	$ 2,474,290

Costs and Expenses:
Cost of Services and Products Sold:
Purchases	486,916	446,671	820,848	857,616
Service Costs	484,210	493,145	1,062,796	980,738
Sales and Marketing	8,562	23,070	15,298	37,410
General and Administrative	230,693	221,112	434,274	418,455
Depreciation and Amortization	35,742	31,229	71,484	63,550

Total	1,246,123	1,215,227	2,404,700	2,357,769

Other (Income) Expense:
Interest Expense	9,808	16,194	21,164	25,814
Other Income	(13,105)	(6,354)	(17,580)	(6,355)

Total Other (Income) Expense	(3,297)	9,840	3,584	19,459

(Loss) Income Before Income Tax	(8,194)	8,891	169,587	97,062

Income Tax
Current	-	3,190	53,401	21,864

Total Income Tax	-	3,190	53,401	21,864

Net (Loss) Income	$ (8,194)	$ 5,701	$ 116,186	$ 75,198
Less: Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net (Loss) Income Available to Common Stockholders	$ (10,694)	$ 3,201	$ 111,186	$ 70,198

Net (Loss) Earnings per Common Share:
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average Number of Common
Shares Outstanding - Basic	82,938,960	82,938,960	82,938,960	83,147,460

Weighted Average Number of Common
Shares Outstanding - Diluted	82,938,960	84,847,724	85,584,133	85,192,738

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2017

(Unaudited)

					Additional	Additional
	Preferred Stock		Common Stock		Paid - In Capital	Paid - In Capital	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Preferred	Common	Earnings	Equity

Balance at December 31, 2016	1,562,500	$ 156	82,938,960	$ 82,939	$ 124,844	$ 218,331	$271,555	$ 697,825

Preferred Stock Dividend (Unaudited)	-	-	-	-	-	-	(5,000)	(5,000)
Stock Option Expense (Unaudited)	-	-	-	-	-	5,681	-	5,681
Net Income (Unaudited)	-	-	-	-	-	-	116,186	116,186

Balance at June 30, 2017 (Unaudited)	1,562,500	$ 156	82,938,960	$ 82,939	$ 124,844	$ 224,012	$382,741	$ 814,692

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash Flow from Operating Activities:
Net Income	$ 116,186	$ 75,198

Adjustments to Reconcile Net Income to Net Cash
provided by Operating Activities:
Depreciation and Amortization	71,484	63,550
Non-cash Stock Option Compensation	5,681	2,650

Increase (Decrease) in Cash from change in:

Accounts Receivable	(54,290)	(41,069)
Due from Related Party	(5,587)	(2,014)
Inventory	(23,466)	22,586
Prepaids	-	(78,366)
Accounts Payable and Accrued Expenses	54,296	49,593
Customer Deposit	11,673	41,118

Net Cash Provided By Operating Activities	175,977	133,246

Cash Flow from Investing Activities:
Purchase of Property and Equipment, net	(689)	(40,016)
Additional Deposit for Acquisition	-	(22,000)
Sale of Purchased Assets	-	17,500
Purchase Price Refund	-	15,000

Net Cash Used in Investing Activities	(689)	(29,516)

Cash Flow from Financing Activities:
Preferred Stock Dividend	(5,000)	(5,000)
Issuance of Preferred Stock	-	125,000
Payment on Bank Line of Credit	(3,491)	-
Proceeds from Bank Line of Credit	-	13,601
Payment on Notes Payable	(60,085)	(28,169)
Conversion/Payment on Stockholder Advance Payable	-	(116,326)
Payment on SBA Loan	-	(26,622)

Net Cash Used in Financing Activities	(68,576)	(37,516)

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(Continued from previous page)

Net Increase in Cash	$ 106,712	$ 66,214

Cash at the Beginning of the Period	$ 430,064	$ 427,978
Cash at the End of the Period	$ 536,776	$ 494,192

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$ 20,540	$ 22,814
Taxes	$ 34,000	$ 37,108

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$ 54,582	$ 28,904
Intangible Asset Acquired in Exchange for Deposit - Business Acquisition	$ -	$ 154,500
Reduction in Deposit - Business Acquisition and Common Stock as a Result of Settlement of Shares Issued in Acquisition	$ -	$ 25,000

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2017 and 2016

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

Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2017 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2017. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, included in the Company's Form  10-K, which was filed with the SEC on March 24, 2017.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Cash

All highly liquid investments with original maturities of three months or less or money market accounts held at financial institutions are considered to be cash. Substantially all the cash is placed with one financial institution. From time to time during the year the cash accounts are exposed to credit loss for amounts in excess of insured limits of $250,000 in the event of non-performance by the institution, however, it is not anticipated that there will be non-performance.

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At June 30, 2017 and December 31, 2016, the allowance for uncollected receivables was $16,181.

Inventory

Inventory consists principally of pool chemicals and resurfacing materials. Inventory has a short turnover cycle. It is valued at the lower of cost or market using the First-in, First-out method.

Property and Equipment

Land is stated at cost. Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Land and building represent the building in Stuart, Florida, which is the primary office of the Company. The equipment is largely comprised of computers and motor vehicles used in the pool service business.

Intangible Assets

Intangible assets consist primarily of customer lists and other purchased assets with a definite life, and these are amortized using the straight-line method over those estimated useful lives.

Amortization expense for the next five years and thereafter is as follows:

Intangible Asset	2017	2018	2019	2020	2021	Thereafter
Client List – Prior Acquisitions	$ 1,664	-	-	-	-	-
Capitalized Costs	593	1,185	1,185	1,185	1,185	11,530
Client List - Sundook	4,291	8,583	8,583	8,583	8,583	76,951
Total	$ 6,548	$ 9,768	$9,768	$9,768	$9,768	$ 88,481

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2017 and December 31, 2016.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net (Loss) Earnings per Share

The Company computes (loss) earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted (loss) earnings per share on the face of the consolidated statements of operations. Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted (loss) earnings per share gives effect to all dilutive potential common shares outstanding during the period, computed using the treasury stock method for outstanding stock options and the if converted method for preferred stock. Dilutive (loss) earnings per share excludes all potential common shares if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the three months ended June 30, 2017 due to the net loss during the period.

For the three and six months ended June 30, 2017 and 2016, the basic and diluted (loss) earnings per share were computed as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net (Loss) Income Available to Common Stockholders	$ (8,194)	$ 5,701	$ 116,186	$ 75,198
Preferred Stock Dividends	2,500	2,500	5,000	5,000
(Loss) Income Available to Common Stockholders and Assumed Conversions	$ (10,694)	$ 3,201	$ 111,186	$ 70,198

Weighted Average Shares - Basic	82,938,960	82,938,960	82,938,960	83,147,460
Effective Dilutive Securities – Stock Options	-	346,264	1,082,673	482,778
Shares Issuable Upon Conversion of Preferred Stock	-	1,562,500	1,562,500	1,562,500
Weighted Average Shares - Diluted	82,938,960	84,847,724	85,584,133	85,192,738
Net (loss) Earnings Per Common Share:
Basic	$ 0.00	$0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$0.00	$ 0.00	$ 0.00

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At June 30, 2017 and December 31, 2016 there were no assets or liabilities carried or measured at fair value.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statement presentation and disclosures is not considered material.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”.  The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual periods beginning after December 15, 2017. Although management is still evaluating the potential impact of the adoption of this standard, its preliminary analysis is that the new guidelines currently will not substantially impact our revenue presentation.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the  classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash with high-credit quality financial institutions. At June 30, 2017 and December 31, 2016, the Company had cash balances in excess of federally insured limits in the amount of approximately $286,776 and $180,064, respectively.

Accounts receivable are financial instruments that potentially expose the Company to concentration of credit risk. However, net accounts receivable of $183,805 and $129,515 at June 30, 2017 and December 31, 2016, respectively are comprised of many pool service customer accounts, none of which are individually significant in size. The Company historically has collected substantially all of its receivables.

NOTE 5 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued liabilities as of June 30, 2017 and December 31, 2016 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair value of the cash, line of credit, notes payable, and loans at June 30, 2017 and December 31, 2016, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At June 30, 2017:
Assets
Cash	$ 536,776			$ 536,776
Liabilities
Bank Line of Credit		$ 22,401		$ 22,401
Notes Payable		$686,179		$ 686,179
Promissory Note – Stockholder			$ 75,798	$ 89,378
Stockholder Advance Payable			$ 54,981	$ 54,981

At December 31, 2016:
Assets
Cash	$ 430,064			$ 430,064
Liabilities
Bank Line of Credit		$ 25,892		$ 25,892
Notes Payable		$691,682		$ 691,682
Promissory Note - Stockholder			$ 75,798	$ 89,378
Stockholder Advance Payable			$ 54,981	$ 54,981

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

NOTE 8 – STOCKHOLDER ADVANCE PAYABLE

At June 30, 2017 and December 31, 2016, the Company had an advance payable of $54,981 from the Calarco Trust, beneficially owned by Lawrence Calarco, an officer and director of the Company and Loreen Calarco an officer and director of the Company. The advance payable was used for expenditures on behalf of Custom Pool. The terms of the advance payable are non-interest bearing and it is due on demand.

NOTE 9 – BANK LINE OF CREDIT

The Company maintains a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 6.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index.

The outstanding balance as of June 30, 2017 and December 31, 2016, respectively is $22,401 and $25,892. The Company is currently in compliance with the terms of the line of credit.

NOTE 10 – NOTES PAYABLE

At June 30, 2017 and December 31, 2016, the Company has $686,179 and $691,682 respectively, in notes payable secured against a building in 2015 and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $38,918 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates range from 2.99% to 5.75% and the maturities range from three to six years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the building in Stuart, FL. has an outstanding balance of $377,136 at June 30, 2017. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

NOTE 11 – LONG TERM LOANS

Until September 12, 2016 the Company had a long-term loan from Wells Fargo Bank which was guaranteed in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index. The loan was secured by all the assets of Custom Pool and by personal guaranties of Lawrence and Loreen Calarco. The Company paid off the loan on September 12, 2016 with the part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 7 “Sale of Palm City, Fl. Building”).

At June 30, 2017 and December 31, 2016, the Company has a Promissory Note from a stockholder for $89,378 which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is 5 years and the note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.72% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has accrued interest expense of $8,769 and $8,145 as of June 30, 2017 and December 31, 2016, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 7, “Sale of the Palm City, Fl. Building”). The Company is in compliance with the provisions of this Note.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. At the time of the issuance of the Series A Preferred, the closing stock price of the Company’s common stock was $0.07 per share and so there is not a beneficial conversion feature. The Series A Preferred is callable after six months at the option of the Company at the issue price. The Company has accrued $15,000 in dividends on the Series A Preferred through June 30, 2017.

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

On May 27, 2015, the Board of Directors granted two individuals 500,000 options each. Additionally, on August 23, 2016, the Board of Directors granted four individuals 2,250,000 options in aggregate. The May 27, 2015 stock option grants have a five-year maturity, vesting ratably over that period. The August 23, 2016 stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years. There are 3,750,000 shares available for issuance at June 30, 2017.

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

A summary of the stock option activity over the six months ended June 30, 2017 and 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2015	1,000,000	$ 0.035	4.4 Years	-
Outstanding at June 30, 2016	1,000,000	$ 0.035	3.9 Years	$ 33,000
Exercisable at June 30, 2016	219,178	$ 0.035	3.9 Years	$ 7,251

Outstanding at Dec. 31, 2016	3,250,000	$0.0367	4.26 Years	$ 54,429
Outstanding at June 30, 2017	3,250,000	$0.0367	3.77 Years	$ 59,633
Exercisable at June 30, 2017	2,182,991	$0.037	3.91 Years	$ 33,800

The Company expensed $5,681 and $2,650 of stock option compensation for the six months ended June 30, 2017 and 2016 respectively. Unrecognized compensation expense was $29,838 and $20,685 at June 30, 2017 and 2016, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long-term commitments. The Company is not currently subject to any litigation.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through August 10, 2017 (the financial statement issuance date) determining that no events required additional disclosure in these consolidated financial statements.

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

Results of Operations

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

For the three months ended June 30, 2017 and 2016, we had revenues of $1,234,632 and $1,233,958 respectively, an increase of $674. The change in the 2017 June quarter from the 2016 June quarter is essentially flat.  Pool service contract pricing and pool resurfacing contract pricing have remained at the same level from period to period.

Purchases and service costs were $971,126 and $939,816 respectively, for the three months ended June 30, 2017 and 2016, an increase of $31,310 or 3%. The slight increase is due to purchasing products that were expensed before sales invoicing at the end of the 2017 second quarter.

Revenues, less purchases and service costs was $263,506 and $294,142 for the three months ended June 30, 2017 and 2016, respectively and produced a margin of 21% and 24%, respectively.  The small decline in margin is largely due to purchasing products that were expensed before sales invoicing at the end of the 2017 second quarter. It is a timing function since the sales will be recorded in the beginning of the 2017 third quarter.

For the three months ended June 30, 2017 and 2016, we had sales and marketing expenses of $8,562 and $23,070, respectively. This was a decrease of $14,508 or 63% and is due largely to increased advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters in 2016. Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the three months ended June 30, 2017 and 2016 were $230,693 and $221,112 respectively, an increase of $9,581 or 4%. The slight increase is largely composed of increases in salaries and other compensation expenses.

Depreciation and amortization expense was $35,742 and $31,229 respectively, for the three months ended June 30, 2017 and 2016, an increase of $4,513 or 14%. This is due to the purchase of additional motor vehicles and replacing older vehicles, as business in both the pools service and resurfacing business has expanded.

Interest expense was $9,808 and $16,194 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $6,386 or 39%. This is due to the repayment of the SBA loan and pay down of the Promissory Note – Stockholder from the proceeds of the sale of the office building in Palm City.

There was no income tax expense for the three months ended June 30, 2017 due to the net loss, versus income tax expense for the three months ended June 30, 2016 of $3,190, an effective tax rate of 35.8%.

There was a net loss after preferred dividends of $10,694 versus net income available to common stockholders of $3,201 for the three months ended June 30, 2017 and 2016, respectively. The decline in net income is due to increased purchase and service costs due to a timing difference between expensing and sales invoicing and due to increases in G&A compensation costs and depreciation and amortization.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

For the six months ended June 30, 2017 and 2016, we had revenues of $2,577,871 and $2,474,290 respectively, an increase of $103,581 or 4%. The slight increase is due to an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts. Pool service contract pricing and pool resurfacing contract pricing has remained at the same level from period to period.

The cost of services and products sold of $1,883,644 and $1,838,354 respectively, for the six months ended June 30, 2017 and 2016, an increase of $45,290 or 2%. The slight increase is in line with the sales increase for the six months ended June 2017.

Revenues, less purchases and service costs was $694,227 and $635,936 for the six months ended June 30, 2017 and 2016, respectively and produced a margin of 27% and 26%, respectively.  The slight increase in margin is largely due to increase in sales for the six months ended June 30, 2017 offset somewhat by purchasing products that were expensed before sales invoicing at the end of the 2017 second quarter. It is a timing function since the sales will be recorded in the beginning of the 2017 third quarter.

For the six months ended June 30, 2017 and 2016, we had sales and marketing expenses of $15,298 and $37,410, respectively. This was a decrease of $22,112 or 59% and is due largely to increased advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters in 2016. Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the six months ended June 30, 2017 and 2016 were $434,274 and $418,455 respectively, an increase of $15,819 or 4%. The increase is composed of increases in salaries and other compensation expenses.

Depreciation and amortization expense was $71,484 and $63,550 respectively, for the six months ended June 30, 2017 and 2016, an increase of $7,934 or 12%. This is due to the purchase of additional motor vehicles, and replacing older vehicles, as business in both the pools service and resurfacing business has expanded.

Interest expense was $21,164 and $25,814 for the six months ended June 30, 2017 and 2016, respectively, an increase of $4,650 or 18%. This is due to the repayment of the SBA loan and pay down of the Promissory Note – Stockholder from the proceeds of the sale of the office building in Palm City.

Income tax expense for the six months ended June 30, 2017 was $53,401, an effective tax rate of 31.5% versus income tax expense for the six months ended June 30, 2016 of $21,864, an effective tax rate of 22.5%. The increase in income tax expense is mainly due to an increase in pre-tax income of $72,525, and the increased tax from the federal graduated tax rates.

We had a net income available to common stockholders of $111,186 and $70,198 for the six months ended June 30, 2017 and 2016, respectively. The increase in net income is due to increased sales and reduced purchase and service cost margins offset somewhat by increases in G&A compensation costs and amortization.

Capital Resources and Liquidity

We are currently profitable and finance our business through operations. Debt financing was used to start the business, for purchases of motor vehicles and a commercial building that is our new headquarters. Equity financing, using both preferred and common stock, has been used for public company and other registration costs as well as for future acquisitions. Currently, we are not in any negotiations to acquire other businesses.

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

We maintain a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 6.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of June 30, 2017 and December 31, 2016, respectively, is $22,401and $25,892. We are currently in compliance with the terms of the line of credit.

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

At June 30, 2017 and December 31, 2016, we had a promissory note from a stockholder for $89,378. The term of the promissory note is five years and the promissory note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.72% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. We have not paid interest, but has accrued interest expense of $8,769 and $8,145 as of June 30, 2017 and December 31, 2016, respectively. We are in compliance with the provisions of this promissory note.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. The Company has accrued $15,000 and $10,000 in dividends on the Series A Preferred at June 30, 2017 and December 31, 2016, respectively.

June 30, 2017 compared to June 30, 2016

For the six months ended June 30, 2017, we had a net income of $116,186. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $71,484 due to depreciation and amortization, and an increase of $5,861 due to stock option compensation.

We had the following changes in operating assets and liabilities: an increase of $54,290 in accounts receivable, an increase of $5,587 in amounts due from related party, an increase of $23,466 in inventory, an increase of $54,296 in accounts payable and accrued expenses and an increase in customer deposits of $11,673.

As a result, we had net cash provided by operating activities of $175,977 for the six months ended June 30, 2017 consistent with the increase in pool servicing and pool plastering and resurfacing business.

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

For the six months ended June 30, 2017, we purchased $689 of property and equipment. As a result, we had net cash used in investing activities of $689. The company also purchased motor vehicles through issuing $54,582 of notes payable.

For the six months ended June 30, 2016, we purchased $40,016 of property and equipment.  We also made an additional deposit into escrow for the Sundook acquisition of $22,000. Additionally, we sold purchased assets of $17,500 and had a purchase price refund of $15,000.  As a result, we had net cash used in investing activities of $29,516 for the six months ended June 30, 2016.

For the six months ended June 30, 2017, we paid a preferred stock dividend of $5,000. We made payments on the bank line of credit of $3,491.  Additionally, we made payments on notes payable of $60,085. As a result, we had net cash used in financing activities of $68,576 for the six months ended June 30, 2017.

For the six months ended June 30, 2016, we paid a preferred stock dividend of $5,000 and received proceeds from the issuance of preferred stock of $125,000.  We received proceeds from the bank line of credit of $13,601.  Additionally, we made payments on notes payable of $28,169, converted into preferred stock and paid, $116,326 on the stockholder advance payable, made payment on SBA loan of $26,622.  As a result, we had net cash used in financing activities of $37,516 for the six months ended June 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”.  The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual periods beginning after December 15, 2017. Although management is still evaluating the potential impact of the adoption of this standard, its preliminary analysis is that the new guidelines currently will not substantially impact our revenue presentation.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the  classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

The registrant has no material contractual obligations

The long-term debt repayments as of June 30, 2017, are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
Notes Payable:	$40,164	$81,180	$74,392	$57,457	$42,314	$390,672	$686,179
Promissory Note - Stockholder	-	-	89,378	-	-	-	89,378
Total Repayments	$40,164	$81,180	$163,770	$57,457	$42,314	$390,672	$775,557

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended June 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2017.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2017, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 10, 2017

CPSM, INC.

By:  /s/Lawrence Calarco

Lawrence Calarco

Chief Executive Officer

By:  /s/Charles Dargan II

Charles Dargan II

Chief Financial Officer