Form 10-Q
period 2017-09-30
CPSM, Inc.
filed 2017-11-14
CIK 1425203

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2017

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

The number of outstanding shares of the registrant's common stock as of November 14, 2017: 82,938,960

CPSM, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2017

PART II - OTHER INFORMATION

CPSM, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)

Assets
Cash	$ 414,435	$ 430,064
Accounts Receivable, net of allowance for doubtful accounts of $7,861 at September 30, 2017 and $16,181 at December 31, 2016	227,538	129,515
Due from Related Party	10,401	2,864
Inventory	125,289	93,975
Prepaids	3,564	3,564
Deposits	2,348	2,348
Total Current Assets	783,575	662,330

Property and Equipment, Net	968,235	962,946
Intangible Assets, Net	121,782	158,736
Total Assets	$ 1,873,592	$ 1,784,012

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 165,114	$ 135,226
Stockholder Advance Payable	-	54,981
Bank Line of Credit	16,457	25,892
Notes Payable - Current	29,806	69,491
Customer Deposits	89,068	75,008
Total Current Liabilities	300,445	360,598

Long Term Liabilities
Notes Payable - Long Term	646,015	622,191
Deferred Tax Liability	14,020	14,020
Promissory Note - Stockholder	89,378	89,378
Total Liabilities	1,049,858	1,086,187

Commitments and Contingencies (Note 14)

Stockholders' Equity
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at September 30, 2017 and December 31, 2016	156	156
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 82,938,960 Issued and Outstanding at September 30, 2017 and December 31, 2016	82,939	82,939

Additional Paid-in Capital:
Preferred Stock	124,844	124,844
Common Stock	226,878	218,331

Retained Earnings	388,917	271,555
Total Stockholders' Equity	823,734	697,825
Total Liabilities and Stockholders' Equity	$ 1,873,592	$ 1,784,012

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$ 1,224,700	$ 1,231,601	$ 3,802,571	$ 3,705,891

Costs and Expenses:
Cost of Services and Products Sold:
Purchases	414,403	362,644	1,235,251	1,220,261
Service Costs	535,065	588,399	1,574,268	1,569,136
Sales and Marketing	8,498	13,885	23,796	51,295
General and Administrative	208,323	220,526	666,190	617,119
Depreciation and Amortization	35,452	2,581	106,935	66,130
Total	1,201,741	1,188,035	3,606,440	3,523,941

Other (Income) Expense:
Interest Expense	7,914	13,504	29,078	39,318
Other Income	(6)	(2,490)	(17,585)	(8,845)
Gain on the Sale of Building	-	(57,881)	-	(57,881)
Total Other Expense (Income)	7,908	(46,867)	11,493	(27,408)
Income Before Income Tax	15,051	90,433	184,638	209,358

Income Tax
Current	2,258	19,524	59,776	67,070
Total Income Tax	2,258	19,524	59,776	67,070

Net Income	$ 12,793	$ 70,909	$ 124,862	$ 142,288
Less: Preferred Stock Dividends	2,500	2,500	7,500	7,500
Net Income Available to Common Stockholders	$ 10,293	$ 68,409	$ 117,362	$ 132,788

Net Earnings per Common Share:
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average Number of Common Shares Outstanding - Basic	82,938,960	82,938,960	82,938,960	83,217,467

Weighted Average Number of Common Shares Outstanding - Diluted	85,662,397	84,545,017	85,622,191	85,943,178

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

					Additional	Additional
	Preferred Stock		Common Stock		Paid - In Capital	Paid - In Capital	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Preferred	Common	Earnings	Equity

Balance at December 31, 2016	1,562,500	$ 156	82,938,960	$ 82,939	$ 124,844	$ 218,331	$ 271,555	$ 697,825

Preferred Stock Dividend (Unaudited)	-	-	-	-	-	-	(7,500)	(7,500)
Stock Option Expense (Unaudited)	-	-	-	-	-	8,547	-	8,547
Net Income (Unaudited)	-	-	-	-	-	-	124,862	124,862

Balance at September 30, 2017 (Unaudited)	1,562,500	$ 156	$ 82,938,960	$ 82,939	$ 124,844	$ 226,878	$ 388,917	$ 823,734

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash Flow from Operating Activities:
Net Income	$ 124,862	$ 142,288

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	106,935	66,130
Non-cash Stock Option Compensation	8,547	22,949
Gain on Sale of Building	-	(57,881)

Increase (Decrease) in Cash from change in:
Accounts Receivable	(98,023)	(96,032)
Due from Related Party	(7,537)	(2,361)
Inventory	(31,314)	(52,494)
Prepaids	-	(49,000)
Accounts Payable and Accrued Expenses	29,888	120,360
Customer Deposit	14,060	66,596
Net Cash Provided By Operating Activities	147,418	160,553

Cash Flow from Investing Activities:
Purchase of Property and Equipment	(10,688)	(50,014)
Net Proceeds from Sale of Building	-	277,116
Additional Deposit for Acquisition	-	(22,000)
Sale of Purchased Assets	-	17,500
Purchase Price Refund	-	15,000
Net Cash (Used in) Provided by Investing Activities	(10,688)	237,602

Cash Flow from Financing Activities:
Preferred Stock Dividend	(7,500)	(7,500)
Issuance of Preferred Stock	-	125,000
(Payment on) Proceeds from Bank Line of Credit	(9,435)	9,564
Payment on Notes Payable	(80,443)	(42,314)
Conversion/Payment on Stockholder Advance Payable	(54,981)	(116,326)
Payment on SBA Loan	-	(192,290)
Payment on Promissory Note - Stockholder	-	(120,622)
Net Cash Used in Financing Activities	(152,359)	(344,488)

Net (Decrease) Increase in Cash	$ (15,629)	$ 53,667

Cash at the Beginning of the Period	$ 430,064	$ 427,978
Cash at the End of the Period	$ 414,435	$ 481,645

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$ 23,825	$ 32,093
Taxes	$ 34,000	$ 49,000

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$ 64,582	$ 28,904
Intangible Asset Acquired in Exchange for Deposit - Business Acquisition	$ -	$ 154,500
Reduction in Deposit - Business Acquisition and Common Stock as a Result of Settlement of Shares Issued in Acquisition	$ -	$ 25,000

The accompanying Notes are an integral part of the condensed consolidated financial statements

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2017 and 2016

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

Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's consolidated financial position  as of September 30, 2017 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2017. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December  31, 2016, included in the Company's Form 10-K, which was filed with the SEC on March 24, 2017.

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

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At September 30, 2017 and December 31, 2016, the allowance for uncollected receivables was $7,861 and $16,181, respectively.

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

Amortization expense for the next five years and thereafter is as follows:

Intangible Asset	2017	2018	2019	2020	2021	Thereafter

Client List – Prior Acquisitions	$ 822	-	-	-	-	-
Capitalized Costs	297	1,185	1,185	1,185	1,185	10,530
Client List - Sundook	2,155	8,583	8,583	8,583	8,583	68,906
Total	$ 3,274	$ 9,768	$ 9,768	$ 9,768	$ 9,768	$ 79,436

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of September 30, 2017 and December 31, 2016.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Earnings per Share

The Company computes earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of earnings. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, computed using the treasury stock method for outstanding stock options and the if converted method for preferred stock. Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive.

For the three and nine months ended September 30, 2017 and 2016, the basic and diluted earnings per share was computed as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net Income	$ 12,793	$ 70,909	$ 124,862	$ 142,288
Preferred Stock Dividends	2,500	2,500	7,500	7,500
Net Income Available to Common Stockholders	$ 10,293	$ 68,409	$ 117,362	$ 132,788

Weighted Average Number of Common Shares Outstanding - Basic	82,938,960	82,938,960	82,938,960	83,217,467
Effective Dilutive Securities – Stock Options	1,160,937	43,557	1,120,731	1,163,211
Shares Issuable Upon Conversion of Preferred Stock	1,562,500	1,562,500	1,562,500	1,562,500
Weighted Average Number of Common Shares Outstanding - Diluted	85,662,397	84,545,017	85,622,191	85,943,178
Net Earnings Per Common Share:
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At September 30, 2017 and December 31, 2016 there were no assets or liabilities carried or measured at fair value.

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

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash with high-credit quality financial institutions. At September 30, 2017 and December 31, 2016, the Company had cash balances in excess of federally insured limits in the amount of approximately $164,435 and $180,064, respectively.

Accounts receivable are financial instruments that potentially expose the Company to concentration of credit risk. However, net accounts receivable of $227,538 and $129,515 at September 30, 2017 and December 31, 2016, respectively are comprised of many pool service customer accounts, none of which are individually significant in size. The Company historically has collected substantially all of its receivables.

NOTE 5 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued liabilities as of September 30, 2017 and December 31, 2016 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair value of the cash, line of credit, notes payable, and loans at September 30, 2017 and December 31, 2016, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value

At September 30, 2017:
Assets
Cash	$ 414,435			$ 414,435
Liabilities
Bank Line of Credit		$ 16,457		$ 16,457
Notes Payable		$675,821		$ 675,821
Promissory Note – Stockholder			$ 75,798	$ 89,378

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value

At December 31, 2016:
Assets
Cash	$ 430,064			$ 430,064
Liabilities
Bank Line of Credit		$ 25,892		$ 25,892
Notes Payable		$691,682		$ 691,682
Promissory Note - Stockholder			$ 75,798	$ 89,378
Stockholder Advance Payable			$ 54,981	$ 54,981

NOTE 6 – ACQUISITION OF SUNDOOK POOL SERVICES, LLC

On December 30, 2015, the Company made a deposit of $(165,000) to acquire a pool servicing company, Sundook Advanced Pool Services LLC (“Sundook”), in Stuart, FL. Additionally, the Company issued 417,000 shares of restricted stock, valued at $25,000. The transaction closed on January 5, 2016. The primary asset acquired consisted of customer list intangible assets valued at $154,500 as well as a retail store valued at $17,500. The fair value of the intangible assets acquired was determined using Level 3 inputs.

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

NOTE 7 – SALE OF PALM CITY, FL. BUILDING

In May 2016, the Company moved into its new office headquarter building in Stuart, FL. and made available for sale or lease, its old office building in Palm City, FL. The sale of the building was completed on September 12, 2016 for $300,000 less settlement costs of $22,884, resulting in a gain of $60,292. The remaining proceeds were used to pay off an SBA Guaranteed Loan and to pay down the Promissory Note – Stockholders (See Note 11 “Long Term Loans”).

NOTE 8 – STOCKHOLDER ADVANCE PAYABLE

On September 26, 2017, the Company repaid the advance payable of $54,981 from the Calarco Trust, beneficially owned by Lawrence Calarco, an officer and director of the Company and Loreen Calarco an officer and director of the Company. The advance payable was used for expenditures on behalf of Custom Pool. The terms of the advance payable were non-interest bearing and it was due on demand. The outstanding balance of the advance payable was $54,981 at December 31, 2016.

NOTE 9 – BANK LINE OF CREDIT

The Company maintains a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 6.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index.

The outstanding balance as of September 30, 2017 and December 31, 2016, respectively is $16,457 and $25,892. The Company is currently in compliance with the terms of the line of credit.

NOTE 10 – NOTES PAYABLE

At September 30, 2017 and December 31, 2016, the Company has $675,821 and $691,682 respectively, in notes payable secured against a building in 2015 and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $35,832 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates range from 2.99% to 5.75% and the maturities range from three to six years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the building in Stuart, FL. has an outstanding balance of $373,676 at September 30, 2017. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

NOTE 11 – LONG TERM LOANS

At September 30, 2017 and December 31, 2016, the Company has a Promissory Note from a stockholder for $89,378 which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is 5 years and the note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.72% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has accrued interest expense of $4,937 and $8,145 as of September 30, 2017 and December 31, 2016, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 7, “Sale of the Palm City, Fl. Building”). The Company is in compliance with the provisions of this Note.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. At the time of the issuance of the Series A Preferred, the closing stock price of the Company’s common stock was $0.07 per share and so there is not a beneficial conversion feature. The Series A Preferred is callable after six months at the option of the Company at the issue price. The Company has accrued $17,500 in dividends on the Series A Preferred through September 30, 2017.

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

On May 27, 2015, the Board of Directors granted two individuals 500,000 options each. Additionally, on August 23, 2016, the Board of Directors granted four individuals 2,250,000 options in aggregate. The May 27, 2015 stock option grants have a five-year maturity, vesting ratably over that period. The August 23, 2016 stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years. There are 3,750,000 shares available for issuance at September 30, 2017.

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

A summary of the stock option activity over the nine months ended September 30, 2017 and 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2015	1,000,000	$0.035	4.4 Years	-
Granted at September 30, 2016	2,250,000	$0.0375	4.9 Years	-
Outstanding at September 30, 2016	3,250,000	$0.0367	4.5 Years	$66,542
Exercisable at September 30, 2016	1,433,630	$0.037	4.5 Years	$5,986

Outstanding at Dec. 31, 2016	3,250,000	$0.0367	4.3 Years	$54,429
Outstanding at September 30, 2017	3,250,000	$0.0367	3.5 Years	$62,832
Exercisable at September 30, 2017	2,008,082	$0.037	3.5 Years	$38,450

The Company expensed $2,866 and $8,547 for the three and nine months ended September 30, 2017 and expensed $18,974 and $22,949 for the three and nine months ended September 30, 2016 of stock option compensation. Unrecognized compensation expense was $26,972 and $37,061 at September 30, 2017 and 2016, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long-term commitments. The Company is not currently subject to any litigation.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through November 14, 2017 (the financial statement issuance date) determining that no events required additional disclosure in these consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a full service pool maintenance, resurfacing and repair company whose main service area is the Martin, Palm Beach, St. Lucie, Indian River and Brevard counties of Florida.  The Company earns revenue by charging service fees in the pool service business and by payments under contracts in the pool resurfacing business.  The Company manages its operating margins of the businesses by reviewing personnel costs, chemical and material purchases and other service costs such as motor vehicle and insurance costs.  Personnel are critical to the business since customers choose those companies who have the most experience and perform the service in a timely and professional manner.

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

Recent Developments

Hurricane Irma, which struck South Florida from September 10 through 12, 2017, did affect CPSM’s business negatively. Although Martin County was not seriously damaged, there still remained much hurricane debris that required removal, including large amounts of debris in pools. Further, the pool renovation business was reassigned to the maintenance division during the period after the hurricane. Although clean-up of pools did maintain the pool service business, the renovation business has higher margins and affected CPSM’s financial results for the period under review.  The renovation business has resumed and no contracted work was lost.

Results of Operations

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

For the three months ended September 30, 2017 and 2016, we had revenues of $1,224,700 and $1,231,601 respectively, a decrease of $6,901. The small decline is due to fluctuations in the customers served, some of which is the result of the impact from Hurricane Irma. Pool service contract pricing and pool resurfacing contract pricing have remained at the same level from period to period.

The cost of services and products sold of $949,468 and $951,043 respectively, for the three months ended September 30, 2017 and 2016, a decrease of $1,575. The slight decrease is due to the slight decrease in revenue from small fluctuations in customers served.

Revenues, less purchases and service costs was $275,232 and $280,558 for the three months ended September 30, 2017 and 2016, respectively and produced a margin of 22% and 23%, respectively. The small decline in margin is largely due to the decline in revenue from small fluctuations in customers served.

For the three months ended September 30, 2017 and 2016, we had sales and marketing expenses of $8,498 and $13,885, respectively. This was a decrease of $5,387 or 39% and is due largely to increased advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters in 2016. Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the three months ended September 30, 2017 and 2016 were $208,323 and $220,526 respectively, a decrease of $12,204 or 6%. The small decline is largely due to a decrease in professional fees as well as a decline in stock option expense.

Depreciation and amortization expense was $35,452 and $2,581 respectively, for the three months ended September 30, 2017 and 2016, an increase of $32,871. This is due to the purchase of additional motor vehicles and replacing older vehicles.

Interest expense was $7,914 and $13,504 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $5,590 or 41%. This is due to the repayment of the SBA loan, pay down of the Promissory Note – Stockholder from the proceeds of the sale of the office building in Palm City. As well, the Stockholder Advance Payable was repaid in the three months ended September 30, 2017.  Other income was $6 and $2,490 for the three months ended September 30, 2017 and 2016.

Income tax expense for the three months ended September 30, 2017 was $2,258, an effective tax rate of 15%, versus income tax expense for the three months ended September 30, 2016 of $19,524, an effective tax rate of 21.6%.

There was net income available to common stockholders of $10,293 versus net income available to common stockholders of $68,409 for the three months ended September 30, 2017 and 2016, respectively. The decline in net income is due largely to due to a one time gain on the sale of the Palm City building of $57,881, which occurred during the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and 2016, we had revenues of $3,802,571 and $3,705,891 respectively, an increase of $96,680 or 3%. The slight increase is due to an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts. Pool service contract pricing and pool resurfacing contract pricing has remained at the same level from period to period.

The cost of services and products sold of $2,809,519 and $2,789,397 respectively, for the nine months ended September 30, 2017 and 2016, an increase of $20,122. The slight increase is in line with the sales increase for the nine months ended September 2017.

Revenue, less purchases and service costs was $993,052 and $916,494 for the nine months ended September 30, 2017 and 2016, respectively and produced a margin of 26% and 25%, respectively.  The slight increase in margin is largely due to increase in sales for the nine months ended September 30, 2017 offset somewhat by purchasing products that were expensed before sales invoicing.

For the nine months ended September 30, 2017 and 2016, we had sales and marketing expenses of $23,796 and $51,295 respectively. This was a decrease of $27,499 or 54% and is due largely to increased advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters in 2016. Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the nine months ended September 30, 2017 and 2016 were $666,190 and $617,119 respectively, an increase of $49,071 or 8%. The increase is composed of increases in salaries and other compensation expenses.

Depreciation and amortization expense was $106,935 and $66,130 respectively, for the nine months ended September 30, 2017 and 2016, an increase of $40,805 or 62%. This is due to the purchase of additional motor vehicles, and replacing older vehicles.

Interest expense was $29,078 and $39,318 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $10,240 or 26%. This is due to the repayment of the SBA loan and pay down of the Promissory Note – Stockholder from the proceeds of the sale of the office building in Palm City. Further, the Stockholder Advance Payable of $54,981 was repaid on September 26, 2017.  Other income was $17,585 and $8,845 for the nine months ended September 30, 2017 and 2016.

Income tax expense for the nine months ended September 30, 2017 was $59,776, an effective tax rate of 32.4% versus income tax expense for the nine months ended September 30, 2016 of $67,070, an effective tax rate of 32.0%. The decrease in income tax expense is largely due to the smaller pre-tax income, which was affected in 2016 with the gain on the sale of the Palm City building of $57,881.

We had a net income available to common stockholders of $117,362 and $134,788 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in net income is due the gain on the sale of the Palm City building of $57,881 in 2016 offset somewhat by increases in general and administrative compensation costs and depreciation and amortization.

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

We maintain a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 6.25%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of September 30, 2017 and December 31, 2016, respectively, is $16,457 and $25,892. We are currently in compliance with the terms of the line of credit.

At September 30, 2017 and December 31, 2016, we had a promissory note from a stockholder for $89,378. The term of the promissory note is five years and the promissory note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.72% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. We have not paid interest, but has accrued interest expense of $4,937 and $8,145 as of September 30, 2017 and December 31, 2016, respectively. We are in compliance with the provisions of this promissory note.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. The Company has accrued $17,500 and $10,000 in dividends on the Series A Preferred at September 30, 2017 and December 31, 2016, respectively.

September 30, 2017 compared to September 30, 2016

For the nine months ended September 30, 2017, we had a net income of $124,862. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $106,935 due to depreciation and amortization and an increase of $8,547 due to stock option compensation.

We had the following changes in operating assets and liabilities: an increase of $98,023 in accounts receivable, an increase of $7,537 in amounts due from related party, an increase of $31,314 due to inventory, an increase of $29,888 in accounts payable and accrued expenses and an increase in customer deposits of $14,060.

As a result, we had net cash provided by operating activities of $147,418 for the nine months ended September 30, 2017 consistent with the increase in pool servicing and pool plastering and resurfacing business.

For the nine months ended September 30, 2016, we had a net income of $142,288. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $66,130 due to depreciation and amortization, an increase of $22,949 due to stock option compensation and a decrease of $57,881 due to the gain on the sale of the Palm City, Fl. building.

We had the following changes in operating assets and liabilities: an increase of $96,032 in accounts receivable, an increase of $2,361 in amounts due from related party, an increase of $52,494 due to inventory, an increase in prepaid expenses of $49,000, an increase of $120,360 in accounts payable and accrued expenses and an increase in customer deposits of $66,596.

As a result, we had net cash provided by operating activities of $160,553 for the nine months ended September 30, 2016 consistent with the increase in pool servicing and pool plastering and resurfacing business and the acquisition of Sundook.

For the nine months ended September 30, 2017, we purchased $10,688 of property and equipment with cash. The net cash used in investing activities was $10,688.

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

For the nine months ended September 30, 2017, we paid a preferred stock dividend of $7,500.  We made payments on the bank line of credit of $9,435.  Additionally, we made payments on notes payable of $80,443 and repaid the stockholder advance payable of $54,981.  As a result, we had net cash used in financing activities of $152,359 for the nine months ended September 30, 2017.

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

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

The registrant has no material contractual obligations.

The long term debt repayments as of September 30, 2017, are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
Notes Payable:	$29,805	$81,180	$74,392	$57,457	$42,314	$390,673	$675,821
Promissory Note - Stockholder	-	-	89,378	-	-	-	89,378
Total Repayments	$29,805	$81,180	$163,770	$57,457	$42,314	$390,673	$765,199

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2017.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2017, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 14, 2017

CPSM, INC.

By:  /s/Lawrence Calarco

Lawrence Calarco

Chief Executive Officer

By:  /s/Charles Dargan II

Charles Dargan II

Chief Financial Officer