Form 10-Q/A
period 2017-09-30
CPSM, Inc.
filed 2017-11-21
CIK 1425203

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

The number of outstanding shares of the registrant's common stock as of November 21, 2017: 82,938,960

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed with the Securities and Exchange Commission on November 14, 2017, is being filed solely to correctly provide the XBRL information.  No other changes have been made to the document.

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

Dated: November 21, 2017

CPSM, INC.

By:  /s/Lawrence Calarco

Lawrence Calarco

Chief Executive Officer

By:  /s/Charles Dargan II

Charles Dargan II

Chief Financial Officer