Form 10-K
period 2017-12-31
CPSM, Inc.
filed 2018-03-29
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  333-149000

CPSM, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0557091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

320 W Main Street, Lewisville, TX 75057

(Address of principal executive offices, including zip code)

(972) 221-1199

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes [ ]   No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange

Act.    Yes  [ ]    No  [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $1,049,909 which is based on 17,498,489 shares of common stock held by non-affiliates and the price at which the common equity was sold on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 29, 2018 was 82,938,960 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Custom Pool & Spa Mechanics also provides the following services and products:

leak detection and repairpool resurfacing

custom design renovations and installationspool retiling

coping replacementdeck resurfacing

salt systemsfiber glass resurfacing

tiki huts and outdoor kitchen installationspool and spa heat systems pool & spa wireless capabilitiesfilter systems.

Custom Pool Plastering provides custom surfaces to pool environments and has its own custom built spray truck and serves the Martin, Palm Beach, St Lucie, Indian River, and Brevard counties.

Custom Pool Plastering’s artisans are certified in all offered finishes including but not limited to Diamond Brite, Florida Stucco and River Rok.  Custom colors are also available.

Prior Acquisition

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

Recent Developments

Sale of Common Stock of Majority Stockholders

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, majority stockholders controlled by Lawrence and Loreen Calarco, sold 51,711,571 common shares and 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company, paid from Bruce Bent, officer and director of MAAB Global Limited’s personal funds resulting in a change of control of the Company.  The stock was transferred to MAAB Global Limited effective March 14, 2018.  The 51,711,571 common shares and 1,562,500 preferred shares represent 62.35% and 100% of the currently issued and outstanding common and preferred stock of the registrant, respectively.

Resignation of Directors and Election of Directors

On March 14, 2018, Lawrence Calarco, Loreen Calarco and Charles Dargan II resigned as officers and directors of the Company.  Additionally, on March 14, 2018, Jeffrey Michel and Randy Sofferman resigned as directors of the Company.

On March 14, 2018, Bruce Bent, age 62, was appointed as Chief Executive Officer and Director of the Company.  He will stand for re-election at the next annual meeting of the shareholders.  There are no material arrangements to which Mr. Bent is a party, and there is no family relationship between him and any other party connected to the registrant.

Sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc.

The Company is in the process of negotiating the sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc. to the Lawrence & Loreen Calarco Family Trust,  The Company expects the transaction to be consummated in April 2018.

Current Negotiations

The Company, under new ownership, is currently negotiating with Confida Aerospace Ltd. and intends to enter into a Letter Agreement to assume all of the rights and obligations of Confida under an Asset Purchase Agreement dated January 18, 2018 by and between Infly Technology Ltd. and its principal shareholders (together “Infly”) and Confida.

Under the Asset Purchase Agreement, Infly agreed to transfer, convey and assign to Confida all right, title and interest in and to the assets belonging to Infly and all books and records, studies, software, drawings, schematics and all ancillary information, rights, agreements and understandings Infly may have in respect of the operations of Infly.  The Assets consist of PassengerDrone aircraft, hardware, software and firmware components, designs and trademarks.

The Company and Confida have agreed in principal that, as consideration for the assumption of its rights and obligations under the Asset Purchase Agreement, the Company shall issue Confida 10,000 preferred shares.  Each preferred share shall be convertible into 1,333 common shares and 1,333 warrants.  Each warrant shall be exercisable into one common share at an exercise price of $.75.  The warrants shall have an exercise period of five years.

Employees

As of March 29, 2018, we have 34 full-time employees for Custom Pool & Spa Mechanics and 10 full time employees for Custom Pool Plastering.  We have no part-time employees.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current facilities are located at 320 W Main Street, Lewisville, TX 75057.  The facilities have a total square footage of 200.  The facilities are provided free of charge by an affiliate of the Company.

Until March 14, 2018, our corporate office was located at 2951 SE Waaler Street, Stuart, FL 34997.  These facilities had a total square footage of 5,600.  The facilities are owned by the Company, with a monthly mortgage payment of $2,431.

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

March 31, 20160.100.065

June 30, 20160.080.035

September 30, 20160.040.035

December 31, 20160.060.035

March 31, 20170.05750.035

June 30, 20170.100.035

September 30, 20170.060.05

December 31, 20170.060.006

Holders

As of March 29, 2018, we have approximately 34 shareholders of record of our common stock.

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

During the last three years, we issued the following securities:

  (a) 3/27/15 – 14,000,000 common shares to Lawrence and Loreen Calarco Trust of June 3, 2014 to correct stock issuable in exchange for stock of Custom Pool and Spa Mechanics, Inc.

  (b) 9-2-15 – 1,897,538 common shares to Sheffield Lane Associates, LLC for services.

  (c) 1/5/16 – 417,000 common shares to Sundook valued at $29,190 (subsequently surrendered on 3/18/16

  (d) 1/5/16 – 1,562,500 Series A preferred shares to Lawrence and Loreen Calarco for $125,000.

The above issued common shares were issued to sophisticated investors under an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

On May 27, 2015, we granted and approved 500,000 options each to Charles Dargan II, chief financial officer and a director and to Jeffrey Michel, a director. The stock options have a five-year maturity, vesting ratably over that period and an exercise price equal to the closing stock price on May 27, 2015 that was $0.035 per share. The fair value of the options was calculated to be $0.0265 per share using a Black Scholes model. The assumptions used in the model were 1.57% risk free rate using the 5-year constant maturity Treasury Rate, 113.19% stock volatility and 1,825 days (5 years) to maturity.

On August 23, 2016, we granted and approved 2,250,000 options to the Board of Directors as follows: 1,000,000 options to Lawrence Calarco, 750,000 options to Loreen Calarco, 250,000 options to Charles Dargan II and 250,000 options to Jeff Michel.  The stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years.  The fair value of the options was calculated to be $0.0163 per share using the Black Scholes model.  The assumptions used in the model were 0.90% risk free rate using the three-year constant maturity Treasury rate, 64.88% stock volatility and a three year estimated maturity.

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Notes (“Notes”) with a six month maturity. The principal amount is $25,000 each and there is no prepayment penalty. The Notes are convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB Global Limited shall have the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expires ten days after the issuance of the common stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our common shares during the years ended December 31, 2017 or 2016.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events

Sale of Common Stock of Majority Stockholders

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, majority stockholders controlled by Lawrence and Loreen Calarco, sold 51,711,571 common shares and 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company, paid from Bruce Bent, officer and director of MAAB Global Limited’s personal funds resulting in a change of control of the Company.  The stock was transferred to MAAB Global Limited effective March 14, 2018.  The 51,711,571 common shares and 1,562,500 preferred shares represent 62.35% and 100% of the currently issued and outstanding common and preferred stock of the registrant, respectively.

Resignation of Directors and Election of Directors

On March 14, 2018, Lawrence Calarco, Loreen Calarco and Charles Dargan II resigned as officers and directors of the Company.  Additionally, on March 14, 2018, Jeffrey Michel and Randy Sofferman resigned as directors of the Company.

On March 14, 2018, Bruce Bent, age 62, was appointed as Chief Executive Officer and Director of the Company.  He will stand for re-election at the next annual meeting of the shareholders.  There are no material arrangements to which Mr. Bent is a party, and there is no family relationship between him and any other party connected to the registrant.

Sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc.

The Company is in the process of negotiating the sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc.  to the Lawrence & Loreen Calarco Family Trust, the Company expects the transaction to be consummated in April 2018.

Current Negotiations

The Company, under new ownership, is currently negotiating with Confida Aerospace Ltd. and intends to enter into a Letter Agreement to assume all of the rights and obligations of Confida under an Asset Purchase Agreement dated January 18, 2018 by and between Infly Technology Ltd. and its principal shareholders (together “Infly”) and Confida.

Under the Asset Purchase Agreement, Infly agreed to transfer, convey and assign to Confida all right, title and interest in and to the assets belonging to Infly and all books and records, studies, software, drawings, schematics and all ancillary information, rights, agreements and understandings Infly may have in respect of the operations of Infly.  The Assets consist of PassengerDrone aircraft, hardware, software and firmware components, designs and trademarks.

The Company and Confida have agreed in principal that, as consideration for the assumption of its rights and obligations under the Asset Purchase Agreement, the Company shall issue Confida 10,000 preferred shares.  Each preferred share shall be convertible into 1,333 common shares and 1,333 warrants.  Each warrant shall be exercisable into one common share at an exercise price of $.75.  The warrants shall have an exercise period of five years.

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

Custom Pool & Spa Mechanics, Inc. has had pool resurfacing as part of its service offerings. The resurfacing work had been subcontracted to other pool resurfacing companies. In March 2015, the Company formed Custom Pool Plastering Inc. (“CPP”) to provide its own pool resurfacing services. CPP has grown since its inception and after a small operating loss in 2015, it was profitable in 2016. CPP experienced a difficult fourth quarter of 2017 and ended the year with a net loss, as customers delayed pool resurfacing amid economic uncertainty. However, in the first quarter of 2018, the resurfacing business rebounded and CPP has significantly increased sales for pool resurfacing and refurbishment.

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

Results of Operations

The Year Ended December 31, 2017 compared to The Year Ended December 31, 2017

For the years ended December 31, 2017 and 2016, we had revenues of $5,097,018 and $4,925,639 respectively, an increase of $171,379 or 3%. The small increase is due to fluctuations in the customers served, some of which is the result of the impact from Hurricane Irma. Pool service contract pricing and pool resurfacing contract pricing have remained at the same level from period to period. Further, resurfacing customers delayed decisions to refurbish their pools in the fourth quarter due to economic uncertainty. In the first quarter of 2018, the resurfacing business rebounded.

Purchases and service costs were $3,908,065 and $3,759,590 respectively, for the years ended December 31, 2017 and 2016, an increase of $148,475 or 4% The slight increase is due to the slight increase in revenue from small fluctuations in customers served.

Revenues less purchases and service costs was $1,188,953 and $1,166,049 for the years ended December 31, 2017 and 2016, respectively produced a margin of 23% in 2017 and 24% in 2016. The relatively flat margin is largely due to small revenue fluctuations and stable pricing in labor and materials.

For the years ended December 31, 2017 and 2016, we had sales and marketing expenses of $41,428 and $64,199, respectively. This was an decrease of $22,771 or 35% and is due largely to increased advertising and other marketing to support the move from the Palm City location to the Stuart location and for the grand opening of the new headquarters in 2016. Depending on the market and the Company’s expansion plans, marketing expenses most likely will increase in the future.

General and administrative expenses for the years ended December 31, 2017 and 2016 were $1,004,514 and $837,578, respectively, an increase of $166,936 or 20%. This is consistent with the increase in salaries and other compensation expenses, insurance costs and increases in legal, accounting and professional expenses.

Depreciation and amortization expense was $143,145 and $101,820 respectively, for the years ended December 31, 2017 and 2016, an increase of $41,325 or 41%. This is due to the purchase of additional motor vehicles, and replacing older vehicles.

We had $10,444 of other expense for the year ended December 31, 2017 versus other income of $36,647 for the year ended December 31, 2017. The other expense in 2017 was mainly from interest expense offset somewhat by a gain on the sale of some motor vehicles. The other income in 2016 is largely due to the sale of the Palm City building, which produced a gain of $60,292.

The total income tax benefit for 2017 was ($26,490), an effective tax (benefit) rate of (250.4%) versus a total income tax expense for 2016 of $65,901, an effective tax rate of 33.1%. The decline in income tax expense is mainly due to a pre-tax loss in 2017, as well as a small additional benefit due to the enactment of the Tax Cuts and Jobs Act of 2017.

We had a net income available to common stockholders of $5,912 and $123,918 for the years ended December 31, 2017 and 2016, respectively. The decrease in net income is due to relatively flat sales and operating margins, as well as increases in G&A compensation costs, insurance, legal, accounting and professional expenses and depreciation and amortization. In 2016, net income was boosted by the gain on the sale of the Palm City building.

Capital Resources and Liquidity

We are currently profitable and finance our business through operations and our line of credit. While 2017 was marginally profitable, largely because of delayed resurfacing contracts, the first quarter of 2018 has rebounded. Equity and debt financing was used to start the business, for purchases of motor vehicles and a commercial building that is our new headquarters, as well as for the acquisitions of a pool service company and pool service routes. Currently, we are not in any negotiations to acquire other businesses.

If the sale of Custom Pool & Spa Mechanics and Custom Pool Plastering is consummated, then the Company’s cash requirement will decrease. If it isn’t completed, then over the next twelve months, the cash requirement for operations is expected to be $5,000,000. This requirement is expected to be funded through cash generated from operations, our line of credit and debt financings used for motor vehicles and other capital equipment purchases.

We have existing bank relationships and have had discussions with potential equity investors, however, there can be no assurance that we will be able to raise capital, if at all, upon terms acceptable to us.

We maintain a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 6.50%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of December 31, 2017, and 2016, respectively, is $12,782 and $25,892. We are currently in compliance with the terms of the line of credit.

Until September 12, 2016, the Company had a long-term loan from Wells Fargo Bank which was guaranteed in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index. The loan was secured by all of the assets of Custom Pool and by personal guaranties of Lawrence and Loreen Calarco. The Company paid off the loan on September 12, 2016 with the part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl.

At both December 31, 2017 and 2016, the Company has a Promissory Note from a stockholder for $89,378, which was incurred with the acquisition of the common shares of CPSM, Inc. The term of the promissory note is five years and the promissory note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.72% and which resets annually from June 3, 2014. The principal is due on the final maturity of June 3, 2019. We have accrued interest expense of $5,321 and $8,145 as of December 31, 2017, and 2016, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. We are in compliance with the provisions of this promissory note.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. The Company has accrued $20,000 in dividends on the Series A Preferred at December 31, 2017.

For the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the year ended December 31, 2017, we had a net income of $15,912. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $143,145 due to depreciation and amortization, an increase of $11,413 due to stock option compensation and an increase of $3,890 due to deferred income tax expense.

We had the following changes in operating assets and liabilities: an increase of $143,571 in accounts receivable, an increase of $9,177 in amounts due from related party, an increase of $32,023 due to inventory, an increase in prepaid expenses of $21,366, an increase of $46,237 in accounts payable and accrued expenses and a decrease in customer deposits of $37,330.

As a result, we had net cash used in operating activities of $22,870 for the year ended December 31, 2017 consistent with relatively flat sales and operating margins and delayed resurfacing contracts.

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

For the year ended December 31, 2017, we purchased $10,131 of property and equipment.  As a result, we had net cash used in investing activities of $10,131 for the year ended December 31, 2017.

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

For the year ended December 31, 2017, we accrued a preferred stock dividend of $10,000.  We made payments on the bank line of credit of $13,110.  Additionally, we made payments on notes payable of $101,550 and paid $54,981 on the stockholder advance payable, completely repaying it.  As a result, we had net cash used in financing activities of $179,641 for the year ended December 31, 2017. We also received proceeds from notes payable of $55,140, which was used in the purchase of motor vehicles.

For the year ended December 31, 2016, we accrued a preferred stock dividend of $10,000 and received proceeds from the issuance of preferred stock of $125,000.  We received proceeds from the bank line of credit of $5,466.  Additionally, we made payments on notes payable of $74,064, converted into preferred stock and paid $132,326 on the stockholder advance payable, made payments on and as of September 12, 2016, paid off the SBA loan of $192,290. We also paid down the Promissory Note – Stockholder by $120,622.  As a result, we had net cash used in financing activities of $398,836 for the year ended December 31, 2016. We also received proceeds from notes payable of $201,100, which was used in the purchase of motor vehicles.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2018.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”.  The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual periods beginning after December 15, 2017. Management’s analysis is that the new guidelines currently will not substantially impact our revenue presentation.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. Management believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations

The registrant has no material contractual obligations

The long term debt repayments are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Notes Payable:	$84,508	$66,826	$69,136	$61,220	$51,137	$312,445	$645,272
Promissory Note - Stockholder	-	89,378	-	-	-	-	89,378
Total Repayments	$84,508	$156,204	$69,136	$61,220	$51,137	$312,445	$734,650

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have any significant market risk exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm19

Consolidated Balance Sheets as of December 31, 2017 and December 31, 201620

Consolidated Statements of Income for the years ended December 31, 2017 and 201621

Consolidated Statements of Stockholders’ Equity for the years ended

  December 31, 2017 and 201622

Consolidated Statements of Cash Flow for the years ended December 31, 2017 and 201623

Notes to Consolidated Financial Statements24

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

CPSM, Inc. and Subsidiaries

Stuart, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CPSM, Inc. and Subsidiaries (the "Company"), as of December 31, 2017 and 2016 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

HACKER, JOHNSON & SMITH PA

We have served as the Company's auditor since 2014.

Tampa, Florida

March 29, 2018

CPSM, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Cash	$217,422	$430,064
Accounts Receivable, net of allowance for doubtful accounts of $16,653 and $16,181 at December 31, 2017 and 2016	273,086	129,515
Due from Related Party	12,041	2,864
Inventory	125,998	93,975
Prepaids	24,930	3,564
Deposits	2,348	2,348
Total Current Assets	655,825	662,330

Property and Equipment, Net	934,343	962,946
Intangible Assets, Net	109,465	158,736
Total Assets	$1,699,633	$1,784,012

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$181,463	$135,226
Stockholder Advance Payable	-	54,981
Bank Line of Credit	12,782	25,892
Notes Payable - Current	84,508	69,491
Customer Deposits	37,678	75,008
Total Current Liabilities	316,431	360,598

Long Term Liabilities
Notes Payable - Long Term	560,764	622,191
Deferred Tax Liability	17,910	14,020
Promissory Note - Stockholder	89,378	89,378
Total Liabilities	984,483	1,086,187

Commitments and Contingencies (Note 16)

Stockholders' Equity

Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at December 31, 2017 and 2016	156	156
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 82,938,960 Issued and Outstanding at December 31, 2017 and 2016	82,939	82,939
Additional Paid-in Capital:
Preferred Stock	124,844	124,844
Common Stock	229,744	218,331
Retained Earnings	277,467	271,555
Total Stockholders' Equity	715,150	697,825
Total Liabilities and Stockholders' Equity	$1,699,633	$1,784,012

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2017	2016
Revenue	$5,097,018	$4,925,639
Costs and Expenses:
Cost of Services and Products Sold:
Purchases	1,824,518	1,657,899
Service Costs	2,083,547	2,101,691
Sales and Marketing	41,428	64,199
General and Administrative	1,004,514	837,578
Depreciation and Amortization	143,145	101,820

Total Costs and Expenses	5,097,152	4,763,187
(Loss) Income from Operations	(134)	162,452

Other Expense (Income) :
Interest Expense	35,903	40,161
Other Income	(25,459)	(16,516)
Gain on the Sale of Building	-	(60,292)

Total Other Expense (Income)	10,444	(36,647)

(Loss) Income Before Income Tax (Benefit)	(10,578)	199,099

Income Tax (Benefit)
Current	(22,600)	28,508
Deferred	(3,890)	37,393
Total Income Tax (Benefit)	(26,490)	65,901

Net Income	$15,912	$133,198
Less: Preferred Stock Dividends	10,000	10,000
Net Income Available to Common Stockholders	$5,912	$123,198

Net Earnings per Common Share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic	82,938,960	83,042,924

Weighted Average Number of Common Shares Outstanding - Diluted	85,540,812	85,597,222

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional Paid - In Capital	Additional Paid - In Capital	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Preferred	Common	Earnings	Equity

Balance at December 31, 2015	-	$-	83,355,960	$83,356	$-	$218,423	$148,357	$450,136

Issuance of Series A Preferred Stock	1,562,500	156	-	-	124,844	-	-	125,000
Settlement of Shares Issued in Acquisition	-	-	(417,000)	(417)	-	(24,583)	-	(25,000)
Preferred Stock Dividend	-	-	-	-	-	-	(10,000)	(10,000)
Stock Option Expense	-	-	-	-	-	24,491	-	24,491
Net Income	-	-	-	-	-	-	133,198	133,198

Balance at December 31, 2016	1,562,500	156	82,938,960	82,939	124,844	218,331	271,555	697,825

Preferred Stock Dividend	-	-	-	-	-	-	(10,000)	(10,000)
Stock Option Expense	-	-	-	-	-	11,413	-	11,413
Net Income	-	-	-	-	-	-	15,912	15,912

Balance at December 31, 2017	1,562,500	$156	82,938,960	$82,939	$124,844	$229,744	$277,467	$715,150

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Year Ended December 31,
	2017	2016
Cash Flow from Operating Activities:
Net Income	$15,912	$133,198
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided By Operating Activities:
Depreciation and Amortization	143,145	101,820
Deferred Income Tax Expense	3,890	37,393
Non-cash Stock Option Compensation	11,413	24,491
Gain on Sale of Building and Motor Vehicles	-	(60,292)

Increase (Decrease) in Cash from change in:
Accounts Receivable	(143,571)	28,002
Due from Related Party	(9,177)	(2,864)
Inventory	(32,023)	(46,921)
Prepaids	(21,366)	(3,564)
Accounts Payable and Accrued Expenses	46,237	7,962
Customer Deposits	(37,330)	(19,420)
Net Cash (Used In) Provided By Operating Activities	(22,870)	199,805

Cash Flow from Investing Activities:
Purchase of Property and Equipment	(10,131)	(90,689)
Net Proceeds from Sale of Building	-	277,116
Additional Deposit for Acquisition	-	(17,810)
Sale of Purchased Assets	-	17,500
Purchase Price Refund	-	15,000
Net Cash (Used in) Provided by Investing Activities	(10,131)	201,117

Cash Flow from Financing Activities:
Preferred Stock Dividend	(10,000)	(10,000)
Issuance of Preferred Stock	-	125,000
(Payment on) Proceeds from Bank Line of Credit	(13,110)	5,466
Payment on Notes Payable	(101,550)	(74,064)
Conversion/Payment on Stockholder Advance Payable	(54,981)	(132,326)
Payment on SBA Loan	-	(192,290)
Payment on Promissory Note - Stockholder	-	(120,622)
Net Cash Used in Financing Activities	(179,641)	(398,836)

Net (Decrease) Increase in Cash	$(212,642)	$2,086

Cash at the Beginning of the Year	$430,064	$427,978
Cash at the End of the Year	$217,422	$430,064

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$32,737	$40,161
Taxes	$34,000	$49,000

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$55,140	$201,100
Intangible Asset Acquired in Exchange for Deposit - Business Acquisition	$-	$154,500
Reduction in Deposit - Business Acquisition and Common Stock as a Result of Settlement of Shares Issued in Acquisition	$-	$25,000

The accompanying notes are an integral part of the consolidated financial statements.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

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

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At December 31, 2017 and 2016, the allowance for uncollected receivables was $16,653 and $16,181, respectively.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Amortization expense for the next five years and thereafter is as follows:

Intangible Asset	2018	2019	2020	2021	2022	Thereafter

Client List – Prior Acquisitions	$4,943	$3,569	$2,283	$ -	$ -	$ -
Capitalized Costs	1,687	1,687	1,687	1,687	1,687	13,394
Client List - Sundook	10,800	10,800	10,800	10,800	10,800	22,841
Total	$17,430	$16,056	$14,770	$12,487	$12,487	$36,235

Customer Deposits

The Company collects initial deposits from customers for pool resurfacing and remediation work and recognizes the revenue when the work is completed.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2017, and 2016.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the years ended December 31, 2017 and 2016, the basic and diluted earnings per share was computed as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Net Income Available to Common Stockholders	$ 5,912	$ 123,198
Preferred Stock Dividends	10,000	10,000
Income Available to Common Stockholders and Assumed Conversions	$ 15,912	$ 133,198

Weighted Average Shares - Basic	82,938,960	83,042,924
Effective Dilutive Securities – Stock Options	1,039,352	991,798
Shares Issuable Upon Conversion of Preferred Stock	1,562,500	1,562,500
Weighted Average Shares - Diluted	85,540,812	85,597,222
Net Earnings Per Common Share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At December 31, 2017 and 2016 there were no assets or liabilities carried or measured at fair value.

Use of Estimates and Assumptions

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2018.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”.  The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual periods beginning after December 15, 2017. Management’s analysis is that the new guidelines currently will not substantially impact our revenue presentation.

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

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. Management believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash with high-credit quality financial institutions. At December 31, 2017 the Company did not have cash balances in excess of the federally insured limits. At December 31, 2016, the Company had cash balances in excess of federally insured limits in the amount of approximately $180,064.

Accounts receivable are financial instruments that potentially expose the Company to concentration of credit risk. However, accounts receivable of $273,086 and $129,515 at December 31, 2017 and December 31, 2016, respectively are comprised of many pool service customer accounts, none of which are individually significant in size. The Company historically has collected substantially all of its receivables.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 5 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable as of December 31, 2017, and 2016 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 5 – FAIR VALUE ESTIMATES (Continued)

The estimated fair value of the cash, line of credit, notes payable, and loans at December 31, 2017 and 2016, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value

At December 31, 2017:
Assets
Cash	$217,422	$-	$-	$217,422
Liabilities
Bank Line of Credit	-	$12,782	-	$12,782
Notes Payable	-	$574,317	-	$645,272

Promissory Note – Stockholder	-	-	$82,228	$89,378

At December 31, 2016:
Assets
Cash	$430,064	-	-	$430,064
Liabilities
Bank Line of Credit	-	$25,892	-	$25,892
Notes Payable	-	$691,682	-	$691,682

Promissory Note - Stockholder	-	-	$75,798	$89,378
Stockholder Advance Payable	-	-	$54,981	$54,981

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	December 31, 2017	December 31, 2016
Property & Equipment
Land	$96,000	$96,000
Buildings	456,527	456,527
Equipment	18,600	18,600
Motor Vehicles	646,393	626,825
Total, at Cost	$1,217,520	$1,197,952

Accumulated Depreciation	283,177	235,006

Net Property & Equipment	$934,343	$962,946

Depreciation expense was $93,874 and $84,410 respectively in the years ended December 31, 2017 and 2016.

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

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 7 – ACQUISTION OF SUNDOOK POOL SERVICES, LLC (Continued)

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

NOTE 10 – BANK LINE OF CREDIT

The Company maintains a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity but is due upon demand by the bank. The interest rate is currently 6.50%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index.

The outstanding balance as of December 31, 2017, and 2016, respectively is $12,782 and $25,892. The Company is currently in compliance with the terms of the line of credit.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 11 – NOTES PAYABLE

At December 31, 2017 and December 31, 2016, the Company has $645,272 and $691,682, respectively, in notes payable secured against the headquarters building and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $32,716 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates on the vehicle loans range from 2.99% to 7.50% and the maturities range from three to five years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the new building in Stuart, FL. has an outstanding balance of $370,140 and $384,034 at December 31, 2017 and 2016, respectively. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

NOTE 12 – LONG TERM LOANS

Until September 12, 2016, the Company had a long-term loan from Wells Fargo Bank which was guaranteed in case of default by the Company, by the Small Business Administration. The terms of the loan have a floating interest rate of 2.00% over the Wall Street Journal Prime Rate Index. The loan was secured by all of the assets of Custom Pool and by personal guaranties of Lawrence and Loreen Calarco. The Company paid off the loan on September 12, 2016 with the part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 8 “Sale of Palm City, Fl. Building”).

At both December 31, 2017 and 2016, the Company has a Promissory Note from a stockholder for $89,378, which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is 5 years and the note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.72% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has accrued interest expense of $5,321 and $8,145 as of December 31, 2017 and 2016, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 8, “Sale of the Palm City, Fl. Building”). The Company is in compliance with the provisions of this Note.

The long term debt repayments are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Notes Payable:	$84,508	$66,826	$69,136	$61,220	$51,137	$312,445	$645,272
Promissory Note - Stockholder	-	89,378	-	-	-	-	89,378
Total Repayments	$84,508	$156,204	$69,136	$61,220	$51,137	$312,445	$734,650

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 13 – INCOME TAX

As of December 31, 2017, the U.S. Federal and Florida income tax returns filed prior to 2014 are no longer subject to examination by the respective taxing authorities.

The differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31, 2017 and 2016:

	2017		2016

Income Taxes (benefit) at Statutory Rate	$(3,597)	(34.0%)	$67,694	34.0%

Increase (Decrease) in Taxes Resulting From:
State Taxes, net of Federal Tax Benefit	(2,062)	(19.5)	5,559	2.8
Graduated Tax Rates	(10,016)	(94.7)	(8,430)	(4.2)
Reduction in Federal Income Tax Rate	(8,681)	(82.1)	-	-
Other, Net	(2,134)	(20.1)	1,078	0.5
Income Taxes	$(26,490)	(250.4%)	$65,901	33.1%

On December 22, 2017, the "Tax Cuts and Jobs Act of 2017," or the Tax Act, was signed into law. The Tax Act, among other things, reduced the maximum statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of enactment of the Tax Act, the Company revalued its net deferred tax asset.  This revaluation resulted in an additional benefit to the income tax provision of $8,681 in 2017.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 13 – INCOME TAX (Continued)

Deferred income taxes primarily relate to differences between the amounts recorded for financial reporting purposes and the amounts recorded for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2017, and 2016:

Deferred Income Tax Assets (Liabilities):	2017	2016
Organizational Costs	$41,476	$66,847
Stock Based Compensation	9,902	10,407
Allowance for Bad Debt	4,221	6,089
Depreciation	(74,910)	(90,792)
Other, Net	1,401	(6,571)
Deferred Income Tax Assets (Liabilities)	$(17,910)	$(14,020)

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. At the time of the issuance of the Series A Preferred, the closing stock price of the Company’s common stock was $0.07 per share and so there is not a beneficial conversion feature. The Series A Preferred is callable after six months at the option of the Company at the issue price. The Company has accrued $20,000 and $10,000 in dividends on the Series A Preferred at December 31, 2017 and 2016, respectively.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

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

On May 27, 2015, the Board of Directors granted two individuals 500,000 options each. Additionally, on August 23, 2016, the Board of Directors granted four individuals 2,250,000 options in aggregate. The May 27, 2015 stock option grants have a five-year maturity, vesting ratably over that period. The August 23, 2016 stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years. There are 3,750,000 shares available for issuance at December 31, 2017.

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

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 15 – 2014 STOCK AWARDS PLAN (Continued)

A summary of the stock option activity over the years ended December 31, 2017 and 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2015	1,000,000	$ 0.035	4.4 years	-
Granted	2,250,000	$0.0375	4.9 years	-
Outstanding at Dec. 31, 2016	3,250,000	$0.0367	4.3 Years	$54,429
Exercisable at Dec. 31, 2016	1,578,014	$ 0.037	4.3 Years	$25,041

Granted	-	-	-	-
Outstanding at Dec. 31, 2017	3,250,000	$0.0367	3.3 Years	$56,125
Exercisable at Dec. 31, 2017	2,153,014	$ 0.037	3.3 Years	$36,823

The Company expensed $11,413 and $24,491 of stock option compensation for the years ended December 31, 2017 and 2016 respectively. Unrecognized compensation expense was $24,106 and $35,519 at December 31, 2017 and 2016, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long-term commitments. The Company is not currently subject to any litigation.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 17 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosures.

Sale of Common Stock of Majority Stockholders

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, majority stockholders controlled by Lawrence and Loreen Calarco, sold 51,711,571 common shares and 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company, paid from Bruce Bent, officer and director of MAAB Global Limited’s personal funds resulting in a change of control of the Company.  The stock was transferred to MAAB Global Limited effective March 14, 2018.  The 51,711,571 common shares and 1,562,500 preferred shares represent 62.35% and 100% of the currently issued and outstanding common and preferred stock of the registrant, respectively.

Resignation of Directors and Election of Directors

On March 14, 2018, Lawrence Calarco, Loreen Calarco and Charles Dargan II resigned as officers and directors of the Company.  Additionally, on March 14, 2018, Jeffrey Michel and Randy Sofferman resigned as directors of the Company.

On March 14, 2018, Bruce Bent, age 62, was appointed as Chief Executive Officer and Director of the Company.  He will stand for re-election at the next annual meeting of the shareholders.  There are no material arrangements to which Mr. Bent is a party, and there is no family relationship between him and any other party connected to the registrant.

Cancellation and Exchange of Stock Options

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Notes (“Notes”) with a six month maturity. The principal amount is $25,000 each and there is no prepayment penalty. The Notes are convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB Global Limited shall have the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expires ten days after the issuance of the common stock.

CPSM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 And 2016 And For The Years Then Ended

NOTE 17 - SUBSEQUENT EVENTS (Continued)

Sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc.

The Company is in the process of negotiating the sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc. to the Lawrence & Loreen Calarco Family Trust.  The Company expects the transaction to be consummated in April 2018.

Current Negotiations

The Company, under new ownership, is currently negotiating with Confida Aerospace Ltd. and intends to enter into a Letter Agreement to assume all of the rights and obligations of Confida under an Asset Purchase Agreement dated January 18, 2018 by and between Infly Technology Ltd. and its principal shareholders (together “Infly”) and Confida.

Under the Asset Purchase Agreement, Infly agreed to transfer, convey and assign to Confida all right, title and interest in and to the assets belonging to Infly and all books and records, studies, software, drawings, schematics and all ancillary information, rights, agreements and understandings Infly may have in respect of the operations of Infly.  The Assets consist of PassengerDrone aircraft, hardware, software and firmware components, designs and trademarks.

The Company and Confida have agreed in principal that, as consideration for the assumption of its rights and obligations under the Asset Purchase Agreement, the Company shall issue Confida 10,000 preferred shares.  Each preferred share shall be convertible into 1,333 common shares and 1,333 warrants.  Each warrant shall be exercisable into one common share at an exercise price of $.75.  The warrants shall have an exercise period of five years.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

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

Name	Positions Held	Date of Election or Designation
Bruce Bent	CEO, CFO	March 14, 2018 through present
	Director	March 14, 2018 through present

Business Experience

Bruce Bent

Bruce Bent, age 62, was appointed as Chief Executive Officer and Director of the registrant on March 14, 2018.  He will stand for re-election at the next annual meeting of the shareholders.  From September 18, 2017 to present, Mr. Bent has acted as Chief Executive Officer and Director of MAAB Global Limited.  Mr. Bent is President of Matthews Development (Alberta) Inc. a Canadian based project management company and is Chief Financial Officer of Matthews Acquisitions LLC, a holding company for the Matthews Group of Companies in the United States.  Mr. Bent is Chairman and Director of Enerdynamic Hybrid Technologies Corp, a TSXV listed company.

Significant Employees

We have no significant employees who are not executive officers.

Family Relationships

None

Directorships

None

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

-has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

-was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

-was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

-Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

-Engaging in any type of business practice; or

-Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

-was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

-was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

-was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

-was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

Corporate Governance

Nominating Committee

During the year ended December 31, 2017, there were no changes in the procedures by which security holders may recommend nominees to our board of directors.  We do not presently have a nominating committee for members of its board of directors. Nominations are considered by the entire board.

Committees of the Board of Directors

We do not presently have a compensation or audit committee. Compensation and audit matters are considered by the entire board.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to officers and board of directors during the fiscal years ended December 31, 2017 and 2016. The table sets forth this information for salary, bonus, and certain other compensation to the board of directors and named executive officers for the past two fiscal years and includes all board of directors and officers as of December 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lawrence Calarco(1)	2017	208,000	10,000	0	0	0	0	0	218,000
Former CEO, Former Director	2016	182,000	0	0	16,300	0	0	0	198,300

Charles Dargan II	2017	25,000	0	0	0	0	0	0	25,000
Former CFO, Former Director, Former Principal Accounting Officer	2016	25,000	0	0	4,075	0	0	0	29,075

Loreen Calarco(1)	2017	78,000	10,000	0	0	0	0	0	88,000
Former COO, Former Director	2016	78,000	0	0	12,225	0	0	0	90,225

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

On August 23, 2016 we granted and approved 2,250,000 options to the Board of Directors as follows: 1,000,000 options to Lawrence Calarco, 750,000 options to Loreen Calarco, 250,000 options to Charles Dargan II and 250,000 options to Jeff Michel.  The stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years.  The fair value of the options was calculated to be $0.0163 per share using the Black Scholes model.  The assumptions used in the model were 0.90% risk free rate using the three-year constant maturity Treasury rate, 64.88% stock volatility and a three year estimated maturity.

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Notes (“Notes”) with a six month maturity. The principal amount is $25,000 each and there is no prepayment penalty. The Notes are convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB Global Limited shall have the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expires ten days after the issuance of the common stock.

Employment Contracts and Termination of Employment and Change-in-Control arrangements.

On May 1, 2014, Custom Pool & Spa, our wholly owned subsidiary, entered into an employment agreement with Lawrence Calarco, our former chief executive officer.  Under this agreement, Mr. Calarco will operate as the chairman of the board and chief executive officer through April 30, 2019.  Mr. Calarco received a salary of $3,500 per week for the remainder of 2014, and receives $182,000 annually through the remainder of the term of the agreement, subject to review by the board of directors.  In addition, Custom Pool & Spa will pay up to $10,000 annually to be used toward the payment of the premium of a disability insurance policy covering Mr. Calarco.

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

On May 1, 2014, Custom Pool & Spa entered into an employment agreement with Loreen Calarco, our former chief operating officer.  Under this agreement, Mrs. Calarco will operate as a director and as chief operating officer through April 30, 2019.  Mrs. Calarco received a salary of $1,500 per week for the remainder of 2014, and will receive $78,000 annually through the remainder of the term of the agreement, subject to review by the board of directors.  In addition, Custom Pool & Spa will pay up to $10,000 annually to be used toward the payment of the premium of a disability insurance policy covering Mrs. Calarco.

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

Compensation of Directors

On May 27, 2015, we granted and approved 500,000 options each to Charles Dargan II, our former chief financial officer and director and to Jeffrey Michel, our former director. The stock options have a five-year maturity, vesting ratably over that period and an exercise price equal to the closing stock price on May 27, 2015 that was $0.035 per share. On August 23, 2016 we granted and approved 2,250,000 options to the Board of Directors as follows: 1,000,000 options to Lawrence Calarco, 750,000 options to Loreen Calarco, 250,000 options to Charles Dargan II and 250,000 options to Jeff Michel.  The stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years.  The fair value of the options was calculated to be $0.0163 per share using the Black Scholes model.  The assumptions used in the model were 0.90% risk free rate using the three-year constant maturity Treasury rate, 64.88% stock volatility and a three year estimated maturity.

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Notes (“Notes”) with a six month maturity. The principal amount is $25,000 each and there is no prepayment penalty. The Notes are convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB Global Limited shall have the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expires ten days after the issuance of the common stock.

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

The following table sets forth, as of March 29, 2018, the number and percentage of our outstanding common shares owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address of Stockholder	Shares	% Owned
Bruce Bent (1)	51,711,571 indirect	62.35%
320 W Main Street
Lewisville, TX 75057

Officers and Directors as a Group	51,711,571 indirect	62.35%
(1 persons)

Lawrence & Loreen Calarco (2)	13,728,900 indirect	16.55%
5021 SW Saint Creek Drive
Palm City, FL 34990

Based on 82,938,960 common shares outstanding as of March 29, 2018.

(1)Bruce Bent, our sole officer and director, controls these shares through MAAB Global Limited, a non-affiliate of the registrant of which he is officer and director.

(2)Lawrence and Loreen Calarco, former officers and directors of the Company, are husband and wife, and control these shares through the Lawrence & Loreen Calarco Family Trust.

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Notes with a six month maturity. The principal amount is $25,000 each and there is no prepayment penalty. The Notes are convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB Global Limited shall have the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expires ten days after the issuance of the common stock.

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

On September 11, 2014, we acquired all of the outstanding common shares of Custom Pool & Spa, an entity engaged in the pool service business, in exchange for 19,446,783 of our common shares. Custom Pool & Spa was controlled by the Lawrence and Loreen Calarco Trust, beneficially owned by Lawrence and Loreen Calarco, former officers and directors of the Company.

At December 31, 2017 and 2016, we had an advance payable of $54,981 and $132,326 and respectively, from the Lawrence and Loreen Calarco Trust. The advance payable was used for expenditures on behalf of Custom Pool & Spa. The terms of the advance payable are non-interest bearing and it is due on demand.

At both December 31, 2017 and 2016, the Company has a Promissory Note from Lawrence Calarco, a former officer and director for $89,378, which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is five years and the note has an interest rate set at the Five Year Treasury Note rate, currently set at 1.72% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has accrued interest expense of $5,321 and $8,145 as of December 31, 2017 and 2016, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. (See Note 9, “Sale of the Palm City, Fl. Building”). The Company is in compliance with the provisions of this Note.

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

On January 5, 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock at $0.08 per share for $125,000 to Lawrence Calarco and Loreen Calarco, former officers and directors of the Company. The use of proceeds was to close the acquisition of Sundook. The Series A Preferred Stock is convertible into the Company’s common stock at $0.08 per share. At the time of the issuance of the Series A Preferred, the closing stock price of the Company’s common stock was $0.07 per share and so there is not a beneficial conversion feature. The Series A Preferred is callable after six months at the option of the Company at the issue price.

On August 23, 2016, the Company granted and approved 2,250,00 options to the Board of Directors at that time as follows: 1,000,000 options to Lawrence Calarco, 750,000 options to Loreen Calarco, 250,000 options to Charles Dargan II and 250,000 options to Jeff Michel. The stock option grants had 50% of the options vesting immediately, with the balance vesting ratably over three years.

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Notes with a six month maturity. The principal amount is $25,000 each and there is no prepayment penalty. The Notes are convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB Global Limited shall have the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expires ten days after the issuance of the common stock.

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

Our current sole director is not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have incurred fees and expenses from Hacker, Johnson & Smith PA of $50,000 and $50,000, respectively, for the 2017 and 2016 fiscal years.  Fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-Q and 10-K. The fees in 2017 and 2016 included $5,000 related to Form 10K.  The fees for 2017 included $5,000 for each quarterly review.

Tax Fees

We have incurred fees of $5,500 and $5,500, respectively, for the 2017 and 2016 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2017 and 2016 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Hacker, Johnson & Smith PA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheets:

  December 31, 2017 and 2016

Statements of Income:

  For the years ended December 31, 2017 and 2016

Statements of Stockholders’ Equity

  For the years ended December 31, 2017 and 2016

Statements of Cash Flows:

  For the years ended December 31, 2017 and 2016

Notes to Financial Statements

  For the years ended December 31, 2017 and 2016

 (a)(2) List of Financial Statement schedules included in Part IV hereof:  None

 (a)(3) Exhibits

 The following exhibits are included herewith:

Exhibit No.      Description

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*XBRL Taxonomy Extension Schema Document

101.CAL*XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*XBRL Taxonomy Extension Label Linkbase Document

101.PRE*XBRL Taxonomy Extension Presentation Linkbase Document

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

NO.DESCRIPTIONFILED WITHDATE FILED

3.1(a)Articles of Incorporation

                dated March 27, 2007Form S-111-13-15

3.1(b)Amendment to Articles of Incorporation

                dated May 1, 2009 Form S-111-13-15

3.1(c)Amendment to Articles of Incorporation

                dated September 16, 2011 Form S-1/A

3.1(d)Amendment to Articles of Incorporation

               dated January 31, 2014 Form S-1/A

3.1(e)Amendment to Articles of Incorporation

               dated July 3, 2014Form S-111-13-15

3.2BylawsForm S-111-13-15

10.1Code of Ethics policyForm S-111-13-15

10.2Key Man Insurance Policy

               dated July 15, 2015Form S-111-13-15

10.3Employment Agreement by and between

               Custom Pool & Spa Mechanics, Inc. and

               Larry Calarco dated May 1, 2014Form S-111-13-15

10.4Employment Agreement by and between

              Custom Pool & Spa Mechanics, Inc. and A

              Loreen Calarco dated May 1, 2014Form S-111-13-15

10.5Agreement by and between CPSM, Inc. and

               CFO 911 dated February 18, 2015 Form S-111-13-15

10.6Contract re: Whaler Street

                 dated August 2, 2015Form S-111-13-15

10.7Promissory note between Custom Pool & Spa

                Mechanics, Inc. and Lawrence Calarco

                dated June 3, 2014Form S-1/A11-13-15

10.8Asset Purchase Agreement between CPSM, Inc.

 and Sundook Advanced Pool Services LLC

               dated 1/5/2016Form 10-K3-30-16

10.9       Mutual General Release AgreementForm 10-K3-30-16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Bruce BentMarch 29, 2018

Bruce Bent

Chief Executive Officer

Chief Financial Officer

Director