Form 10-Q
period 2018-03-31
Astro Aerospace Ltd.
filed 2018-05-15
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2018

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 333-149000

ASTRO AEROSPACE LTD.

 (Exact name of registrant as specified in its charter)

Nevada	98-0557091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

320 W. Main Street, Lewisville, TX 75057

(Address of principal executive offices, including zip code)

972-221-1199

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of May 15, 2018: 82,938,960

ASTRO AEROSPACE LTD.

FORM 10-Q

For the Three Months Ended March 31, 2018

PART II - OTHER INFORMATION

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Cash	$559,301	$217,422
Accounts Receivable, net of allowance for doubtful accounts of $11,867 at March 31, 2018 and $16,653 at December 31, 2017	277,718	273,086
Due from Related Party	13,557	12,041
Inventory	125,864	125,998
Prepaids	18,578	24,930
Deposits	2,348	2,348
Total Current Assets	997,366	655,825

Property and Equipment, net	914,595	934,343
Intangible Assets, net	101,810	109,465
Total Assets	$2,013,771	$1,699,633

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$229,263	$181,463
Bank Line of Credit	8,687	12,782
Notes Payable - Current	63,668	84,508
10% Convertible Promissory Notes	50,000	-
Customer Deposits	145,792	37,678
Total Current Liabilities	497,410	316,431

Long Term Liabilities
Notes Payable - Long Term	560,764	560,764
Deferred Tax Liability	22,466	17,910
Promissory Note - Stockholder	89,378	89,378
Total Liabilities	1,170,018	984,483

Commitments and Contingencies (Notes 13 and 14)

Stockholders' Equity
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at March 31, 2018 and December 31, 2017	156	156
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 82,938,960 shares Issued and Outstanding at March 31, 2018 and December 31, 2017	82,939	82,939
Additional Paid-in Capital:
Preferred Stock	124,844	124,844
Common Stock	182,027	229,744
Retained Earnings	453,787	277,467
Total Stockholders' Equity	843,753	715,150
Total Liabilities and Stockholders' Equity	$2,013,771	$1,699,633

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$1,361,373	$1,343,239
Costs and Expenses:
Cost of Services and Products Sold:
Purchases	325,136	355,001
Service Costs	521,485	578,866
Sales and Marketing	11,451	6,736
General and Administrative	252,010	177,757
Depreciation and Amortization	27,403	35,742

Total Costs and Expenses	1,137,485	1,154,102
Income from Operations	223,888	189,137

Other Expense
Interest Expense	7,706	11,357
Other Income	(5)	-
Total Other Expense	7,701	11,357

Income Before Income Tax	216,187	177,780

Income Tax
Current	37,367	56,871
Deferred	-	-
Total Income Tax	37,367	56,871

Net Income	$178,820	$120,909
Less: Preferred Stock Dividends	2,500	2,500
Net Income Available to Common Stockholders	$176,320	$118,409

Net Earnings per Common Share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic	82,938,960	82,938,960

Weighted Average Number of Common Shares Outstanding - Diluted	86,689,718	85,028,872

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid - In Capital	Additional Paid - In Capital	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Preferred	Common	Earnings	Equity

Balance at December 31, 2017	1,562,500	$ 156	82,938,960	$ 82,939	$ 124,844	$ 229,744	$ 277,467	$ 715,150

Issuance of 10% Convertible Promissory Notes (unaudited)						(50,000)		(50,000)
Preferred Stock Dividend (Unaudited)							(2,500)	(2,500)
Stock Option Expense (Unaudited)						2,283		2,283
Net Income (Unaudited)							178,820	178,820

Balance at March 31, 2018	1,562,500	$ 156	82,938,960	$ 82,939	$ 124,844	$ 182,027	$453,787	$843,753

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Cash Flow from Operating Activities:
Net Income	$178,820	$120,909

Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	27,403	28,352
Deferred Income Tax Expense	4,556	-
Non-cash Stock Option Compensation	2,283	2,832

Increase (Decrease) in Cash from change in:

Accounts Receivable	(4,632)	(61,009)
Due from Related Party	(1,516)	(3,325)
Inventory	134	8,492
Prepaids	6,352	-
Accounts Payable and Accrued Expenses	47,800	101,119
Customer Deposits	108,114	26,378

Net Cash Provided By Operating Activities	369,314	223,748

Cash Flow from Investing Activity:
Purchase of Property and Equipment	-	(7,198)
Net Cash (Used in) Provided by Investing Activities	-	(7,198)

Cash Flow from Financing Activities:
Preferred Stock Dividend	(2,500)	(2,500)
Payment on Bank Line of Credit	(4,095)	(4,142)
Payment on Notes Payable	(20,840)	(30,873)

Net Cash Used In Financing Activities	(27,435)	(37,515)

Net Increase in Cash	$341,879	$179,035

Cash at the Beginning of the Period	$217,422	$430,064
Cash at the End of the Period	$559,301	$609,099

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$7,089	$11,058
Taxes	$24,930	$-

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$-	$54,582
10% Convertible Promissory Notes Issued in Exchange for Stock Options	$50,000	$-

The accompanying Notes are an integral part of the condensed consolidated financial statements

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

Unaudited

NOTE 1 – NATURE OF OPERATIONS

Astro Aerospace Ltd. (“Astro”) and its wholly-owned subsidiaries, Custom Pool and Spa Mechanics, Inc. (“Custom Pool”), and Custom Pool Plastering, Inc. (“CPP”) collectively (the “Company”) are primarily engaged in the provision of full line pool and spa services, specializing in pool maintenance and service, repairs, leak detection, renovations, decking and remodeling.  The primary market area includes Martin, Palm Beach, St Lucie, Indian River and Brevard counties, Florida. On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. MAAB Global Limited is the majority stockholder and parent of Astro Aerospace Ltd.

NOTE 2 – SALE OF COMMON STOCK OF MAJORITY STOCKHOLDERS AND RESIGNATION AND ELECTION OF THE BOARD OF DIRECTORS

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

On March 14, 2018, Bruce Bent, age 62, was appointed as Chief Executive Officer and Director of the Company. He will stand for re-election at the next annual meeting of the shareholders.  There are no material arrangements to which Mr. Bent is a party, and there is no family relationship between him and any other party connected to the Company.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared  in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's consolidated financial position  as of March 31, 2018 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December  31, 2017, included in the Company's Form 10-K, which was filed with the SEC on March 27, 2018.

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

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At March 31, 2018 and December 31, 2017, the allowance for uncollected receivables was $11,867 and $16,653, respectively.

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

Amortization expense for the next five years and thereafter is as follows:

Intangible Asset	2018	2019	2020	2021	2022	Thereafter

Client List – Prior Acquisitions	2,766	3,569	2,283	-	-	-
Capitalized Costs	1,012	1,687	1,687	1,687	1,687	13,394
Client List - Sundook	5,997	10,800	10,800	10,800	10,800	22,841
Total	$9,775	$16,056	$14,770	$12,487	$12,487	$36,235

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

Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2018 and December 31, 2017.

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

For the three months ended March 31, 2018 and 2017, the basic and diluted earnings per share was computed as follows:

	For the Three Months Ended March 31,
	2018	2017

Net Income Available to Common Stockholders	$176,320	$118,409
Preferred Stock Dividends	2,500	2,500
Income Available to Common Stockholders and Assumed Conversions	$178,820	$120,909

Weighted Average Shares - Basic	82,938,960	82,938,960
Effective Dilutive Securities – Stock Options	1,710,051	527,412
Shares Issuable Upon Conversion of Convertible Promissory Notes	478,206	-
Shares Issuable Upon Conversion of Preferred Stock	1,562,500	1,562,500
Weighted Average Shares - Diluted	86,689,718	85,028,872
Net Earnings Per Common Share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At March 31, 2018 and December 31, 2017 there were no assets or liabilities carried or measured at fair value.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2018.  The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”.  The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual periods beginning after December 15, 2017. The new guidelines currently did not impact our revenue presentation.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

NOTE 5 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash with high-credit quality financial institutions. At March 31, 2018 the Company had cash balances in excess of federally insured limits in the amount of approximately $309,301. At December 31, 2017 the Company did not have cash balances in excess of the federally insured limits.

Accounts receivable are financial instruments that potentially expose the Company to concentration of credit risk. However, accounts receivable of $227,718 and $273,086 at March 31, 2018 and December 31, 2017, respectively are comprised of many pool service customer accounts, none of which are individually significant in size. The Company historically has collected substantially all of its receivables.

NOTE 6 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued liabilities as of March 31, 2018 and December 31, 2017 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair value of the cash, line of credit, notes payable, and loans at March 31, 2018 and December 31, 2017, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value

At March 31, 2018:
Assets
Cash	$559,301			$559,301
Liabilities
Bank Line of Credit		$8,687		$8,687
10% Convertible Promissory Notes			$50,000	$50,000
Notes Payable		$553,464		$624,432
Promissory Note – Stockholder			$82,228	$89,378

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value

At December 31, 2017:
Assets
Cash	$217,422			$217,422
Liabilities
Bank Line of Credit		$12,782		$12,782
Notes Payable		$574,317		$645,272
Promissory Note - Stockholder			$82,228	$89,378

NOTE 7 – BANK LINE OF CREDIT

The Company maintains a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 6.75%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index.

The outstanding balance as of March 31, 2018 and December 31, 2017, respectively is $8,687 and $12,782. The Company is currently in compliance with the terms of the line of credit.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

On March 14, 2018, 1,500,000 stock options were exchanged for two 10% Convertible Promissory Notes (“Notes”) with a six month maturity. The principal amount is $25,000 each and there is no prepayment penalty. The Notes are convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB Global Limited shall have the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expires ten days after the issuance of the common stock. The Company has accrued interest of $233 on the Notes through March 31, 2018.

NOTE 9 – NOTES PAYABLE

At March 31, 2018 and December 31, 2017, the Company has $624,432 and $645,272 and respectively, in notes payable secured against the headquarters building and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $29,569 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates range from 2.99% to 7.50% and the maturities range from three to five years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the building in Stuart, FL. has an outstanding balance of $366,527 at March 31, 2018. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

NOTE 10 – LONG TERM LOANS

At March 31, 2018 and December 31, 2017, the Company has a Promissory Note from a stockholder for $89,378 which was incurred with the acquisition of the common stock of CPSM, Inc. The term of the Promissory Note is 5 years and the note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.72% and which resets annually on June 3. The principal is due on the final maturity of June 3, 2019. The Company has accrued interest expense of $5,705 and $5,321 as of March 31, 2018 and December 31,

2017, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. The Company is in compliance with the provisions of this Note.

NOTE 11 – PREFERRED STOCK

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. At the time of the issuance of the Series A Preferred, the closing stock price of the Company’s common stock was $0.07 per share and so there is not a beneficial conversion feature. The Series A Preferred is callable after six months at the option of the Company at the issue price. The Company has accrued $22,500 in dividends on the Series A Preferred through March 31, 2018.

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company.

NOTE 12 – 2014 STOCK AWARDS PLAN

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity (see Note 8, “Convertible Promissory Notes”). Consequently, there are 7,000,000 shares available for issuance at March 31, 2018.

A summary of the stock option activity over the three months ended March 31, 2018 and 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2016	3,250,000	$0.0367	4.26 Years	$54,429

Outstanding at March 31, 2017	3,250,000	$0.0367	4.02 Years	$23,125
Exercisable at March 31, 2017	1,946,168	$0.037	4.16 Years	$11,836

Outstanding at Dec. 31, 2017	3,250,000	$0.0367	3.3 Years	$56,125
Options Cancelled	(3,250,000)	-	-	-
Outstanding at March 31, 2018	-	-	-	-
Exercisable at March 31, 2018	-	-	-	-

The Company expensed $2,283 and $2,832 of stock option compensation for the three months ended March 31, 2018 and 2017 respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 14 - SUBSEQUENT EVENTS

Authorization of the Series B Convertible Preferred Stock

On May 4, 2018, the Board of Directors of Astro Aerospace Ltd. authorized 10,000 shares of the Series B Convertible Preferred Stock (“Preferred”), par value $0.001 per share. The Preferred is entitled to a dividend, when declared by the Board of Directors, votes with all other classes of stock as a single class of stock on all actions to by the stockholders of the Company, and each share of Preferred is convertible into 1,333 shares of common stock and a five year warrant to purchase 1,333 shares of common stock at an exercise price of $0.75 per share.

Sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc.

On May 8, 2018, pursuant to a Share Exchange Agreement dated April 16, 2018, the Company exchanged all of the issued and outstanding common shares of Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering, its wholly owned subsidiaries, for 13,668,900 common shares of the Company held by the Lawrence & Loreen Calarco Family Trust, an entity controlled by Lawrence Calarco and Loreen Calarco, former officers and directors of the Company.  The Board of Directors subsequently authorized the cancellation of those common shares.  After said cancellation, the total issued and outstanding common shares will be 69,270,060.  The Share Exchange Agreement was approved by the Board of Directors and written consent of shareholders holding 62.35% of the voting securities of the Company.

Asset Purchase Agreement with Confida Aerospace Ltd.

On May 8, 2018, the Company entered into an Asset Purchase Agreement with Confida Aerospace Ltd. Pursuant to the Asset Purchase Agreement, the Company shall purchase inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. As consideration for the Asset Purchase Agreement, the registrant shall issue Confida Aerospace Ltd., 10,000 of the registrant’s preferred shares.  Each preferred share shall be convertible into 1,333 common shares and 1,333 warrants.  Each warrant shall be exercisable into one of the registrant’s common share at an exercise price of $.75.  The warrants shall have an exercise period of five years. Additionally, the registrant agrees to assume any debts incurred by Confida Aerospace Ltd. in the last ninety (90) days relating to drone development, not to exceed $200,000.

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

Authorization of the Series B Convertible Preferred Stock

On May 4, 2018, the Board of the Company authorized 10,000 shares of the Series B Convertible Preferred Stock, par value $0.001 per share. The Preferred is entitled to a dividend, when declared by the Board of Directors, votes with all other classes of stock as a single class of stock on all actions to by the stockholders of the Company, and each share of Preferred is convertible into 1,333 shares of common stock and a five year warrant to purchase 1,333 shares of common stock at an exercise price of $0.75 per share.

Sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc.

On May 8, 2018, pursuant to a Share Exchange Agreement dated April 16, 2018, the Company exchanged all of the issued and outstanding common shares of Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering, its wholly owned subsidiaries, for 13,668,900 common shares of the Company held by the Lawrence & Loreen Calarco Family Trust, an entity controlled by Lawrence Calarco and Loreen Calarco, former officers and directors of the Company. The Board of Directors subsequently authorized the cancellation of those common shares.  After said cancellation, the total issued and outstanding common shares will be 69,270,060.  The Share Exchange Agreement was approved by the Board of Directors and written consent of shareholders holding 62.35% of the voting securities of the registrant.

Asset Purchase Agreement with Confida Aerospace Ltd.

On May 8, 2018, the Company entered into an Asset Purchase Agreement with Confida Aerospace Ltd. Pursuant to the Asset Purchase Agreement, the Company shall purchase inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. As consideration for the Asset Purchase Agreement, the registrant shall issue Confida Aerospace Ltd., 10,000 of the registrant’s preferred shares.  Each preferred share shall be convertible into 1,333 common shares and 1,333 warrants.  Each warrant shall be exercisable into one of the registrant’s common share at an exercise price of $.75.  The warrants shall have an exercise period of five years.

Additionally, the registrant agrees to assume any debts incurred by Confida Aerospace Ltd. in the last ninety (90) days relating to drone development, not to exceed $200,000.

New Operations

The Company has acquired the assets and software for autonomous, unmanned, and manned drones.  Our mission is to make self-flying unmanned and manned drones available universally for both transportation and delivery of materials.

On-demand aviation and electric vertical take-off and landing (EVTOL) drones have the potential to transform how we will travel and commute. Overall, with technology lowering costs and improving performance, aerial drone technology is becoming a potential solution to our current problems with car and truck transportation and shipping and delivery,

Overview

The Company historically was a full-service pool maintenance, resurfacing and repair company whose main service area is the Martin, Palm Beach, St. Lucie, Indian River and Brevard counties of Florida.  The Company earns revenue by charging service fees in the pool service business and by payments under contracts in the pool resurfacing business.  The Company manages its operating margins of the businesses by controlling personnel costs, chemical and material purchases and other service costs such as motor vehicle and insurance costs.  Personnel are critical to the business since customers choose those companies who have the most experience and perform the service in a timely and professional manner.

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

Results of Operations

The Three Months Ended March 31, 2018 compared to The Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and 2017, we had revenues of $1,361,373 and $1,343,239 respectively, an increase of $18,134 or 1%. The small increase is due to fluctuations in the customers served. Resurfacing customers delayed decisions to refurbish their pools in the fourth quarter due to economic uncertainty. In the first quarter of 2018, the resurfacing business rebounded. Pool service contract pricing and pool resurfacing contract pricing have remained at the same level from period to period.

Purchases and service costs were $846,621 and $933,867 respectively, for the three months ended March 31, 2018 and 2017, a decrease of $87,246 or 9%. The decrease is due timing of resurfacing contracts which influences when materials are purchased and labor used.

Revenue less purchases and service costs was $514,752 and $409,372 for the three months ended March 31, 2018 and 2017, respectively and produced a margin of 38% and 30%, respectively. The increase in margin is largely due to the timing of the pool resurfacing jobs which then determines the actual purchases of material and the utilization of labor.

For the three months ended March 31, 2018 and 2017, we had sales and marketing expenses of $11,451 and $6,736, respectively. This was an increase of $4,715 or 70% and is due to increased spending for advertising. Depending on the market and the Company’s expansion plans, marketing expenses will fluctuate in the future.

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $252,010 and $177,757 respectively, an increase of $74,253 or 42%. The increase is due to higher compensation and more employees hired in the office. Additionally, that increase created a higher allocation of employee expenses, such as health and workers compensation insurance, to the general and administrative category. The percentage of salaries in the general and administrative category versus the field category increased from 26% in the three months ended March 31, 2017 to 31% in the three months ended March 31, 2018.

Depreciation and amortization expense was $27,403 and $35,742 respectively, for the three months ended March 31, 2018 and 2017, a decrease of $8,339 or 23%. This is due to the full depreciation and disposal of motor vehicles, as well as the full amortization of certain purchased customer lists.

We had interest expense of $7,706 and $11,357 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $3,651 or 32%. This is due to the decline in notes payable and the bank line of credit, somewhat offset the addition of the Convertible Promissory Notes, which were outstanding from March 14, 2018.

Income tax expense for the three months ended March 31, 2018 was $37,367, an effective tax rate of 17.3%, and was $56,871, an effective tax rate of 32.0% for the three months ended March 31, 2017. The decrease in income tax expense is mainly due to the lowering of the corporate tax rates by the Tax Cuts and Jobs Act of 2017.

We had a net income available to common stockholders of $176,320 and $118,409 for the three months ended March 31, 2018 and 2017, respectively. The increase in net income is due to an increase in the purchases and service cost margin due to the timing of the pool resurfacing jobs which then determines the actual purchases of material and the utilization of labor. Also, lower corporate tax rates increased net income. This was offset somewhat by increased general and administrative expenses, mainly compensation and employee costs.

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

With the sale of Custom Pool & Mechanics and Custom Pool Plastering, the Company’s  cash requirement for operations is reduced. For the three months ended March 31, 2018, the pool operations’ cash requirement for the next year would be $5,000,000. This requirement is expected to be funded through cash generated from operations, our line of credit and debt financings used for motor vehicles and other capital equipment purchases.

We have existing bank relationships and have had discussions with potential equity investors, however, there can be no assurance that we will be able to raise capital, if at all, upon terms acceptable to us.

We maintain a $50,000 revolving line of credit with a regional bank. The line of credit has a ten-year maturity, but is due upon demand by the bank. The interest rate is currently 6.75%, and it is a floating rate, 2.0% over the Wall Street Journal Prime Rate Index. The outstanding balance as of March 31, 2018 and December 31, 2017, respectively, is $8,687 and $12,782. We are currently in compliance with the terms of the line of credit.

At March 31, 2018 and December 31, 2017, we have a promissory note from a stockholder for $89,378 which was incurred with the acquisition of the common shares of CPSM, Inc. The term of the promissory note is five years and the promissory note has an interest rate set at the 5 Year Treasury Note rate, currently set at 1.72% and which resets annually. The principal is due on the final maturity of June 3, 2019. We have accrued interest expense of $5,705 and $5,321 as of March 31, 2018 and December 31, 2017, respectively. The Company repaid a portion of the principal of the Note with part of the proceeds from the sale of the prior headquarters office building in Palm City, Fl. We are in compliance with the provisions of this promissory note.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, officers and directors of the Company for $125,000 in consideration. The Company has accrued $22,500 and $20,000 in dividends on the Series A Preferred at March 31, 2018 and December 31, 2017, respectively.

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company.

On May 4, 2018, the Board of Directors of the Company authorized 10,000 shares of the Series B Convertible Preferred Stock , par value $0.001 per share. The Preferred is entitled to a dividend, when declared by the Board of Directors, votes with all other classes of stock as a single class of stock on all actions to by the stockholders of the Company, and each share of Preferred is convertible into 1,333 shares of common stock and a five year warrant to purchase 1,333 shares of common stock at an exercise price of $0.75 per share.

For the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018, we had a net income of $178,820. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $27,403 due to depreciation and amortization, an increase of $4,556 due to deferred income tax expense and an increase of $2,283 in stock option compensation.

We had the following changes in operating assets and liabilities: an increase of $4,632 in accounts receivable, an increase of $1,516 in amounts due from related party, a decrease of $134 due to inventory, a decrease of $6,352 due to prepaids, an increase of $11,676 in accounts payable and accrued expenses and an increase in customer deposits of $108,114.

As a result, we had net cash provided by operating activities of $369,314 for the three months ended March 31, 2018 consistent with the profitability in pool servicing and pool plastering and resurfacing business, as well as improved accounts receivable collections.

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

For the three months ended March 31, 2018, we did not have any cash flow from investing activities.

For the three months ended March 31, 2017, we purchased $7,198 of property and equipment. As a result, we had net cash used in investing activities of $7,198. The company also purchased motor vehicles through issuing $54,582 of notes payable.

For the three months ended March 31, 2018, we accrued a preferred stock dividend of $2,500, made payments on the bank line of credit of $4,095 and we made payments on notes payable of $20,840. As a result, we had net cash used in financing activities of $27,435 for the three months ended March 31, 2018.

For the three months ended March 31, 2017, we accrued a preferred stock dividend of $2,500, made payments on the bank line of credit of $4,142 and we made payments on notes payable of $30,873. As a result, we had net cash used in financing activities of $37,515 for the three months ended March 31, 2017.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2018.  The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”.  The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual periods beginning after December 15, 2017. The new guidelines currently did not impact our revenue presentation.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations

The registrant has no material contractual obligations

The long term debt repayments are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Notes Payable:	$66,826	$69,136	$61,220	$51,137	$35,348	$277,097	$560,764
Promissory Note - Stockholder		89,378	-	-	-	-	89,378
Total Repayments	$66,826	$158,514	$61,220	$51,137	$35,348	$277,097	$650,142

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended March 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2018.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2018, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 15, 2018

ASTRO AEROSPACE LTD.

By:  /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer