Form 10-Q
period 2018-06-30
Astro Aerospace Ltd.
filed 2018-09-14
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2018

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

The number of outstanding shares of the registrant's common stock as of September 14, 2018: 69,270,060

ASTRO AEROSPACE LTD.

FORM 10-Q

For the Three and Months Ended June 30, 2018

PART II - OTHER INFORMATION

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash	$8,381	$-
Other Receivables	5,096	-
Prepaids	10,000	-
Assets held as Discontinued Operations	-	1,699,633
Total Current Assets	23,477	1,699,633

Acquired In-Process Research and Development	871,000	-
Total Assets	$894,477	$1,699,633

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$73,434	$-
10% Convertible Promissory Notes	50,000	-
Liabilities held as Discontinued Operations	-	984,483
Total Current Liabilities	123,434	984,483

Long Term Liabilities
Promissory Note from Parent	280,659	-
Total Liabilities	404,093	984,483

Commitments and Contingencies (Notes 1 and 14)

Stockholders' Equity
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at June 30, 2018 and December 31, 2017	156	156
Series B Convertible Preferred Stock, $0.001 par value, 10,000 Shares Authorized, 10,000 Shares and 0 Shares Issued and Outstanding at June 30, 2018 and December 31, 2017	10	-
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 69,270,060 and 82,938,960 shares Issued and Outstanding at June 30, 2018 and December 31, 2017	69,270	82,939
Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	-
Common Stock	-	229,744
(Accumulated Deficit) Retained Earnings	(6,860,100)	277,467
Total Stockholders' Equity	490,384	715,150
Total Liabilities and Stockholders' Equity	$894,477	$1,699,633

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Operating Expenses:
Sales and Marketing	9,025	-	9,025	-
General and Administrative	19,097	-	19,097	-
Research and Development	270,820	-	270,820	-
Impairment Expense	6,310,214		6,310,214
Total Operating Expenses	6,609,156	-	6,609,156	-
Loss from Operations	(6,609,156)	-	(6,609,156)	-

Other (Income) Expense
Interest Expense	7,889	-	8,121	-
Bank and Filing Fees	8,552	-	8,552	-
Miscellaneous Income	(10,000)	-	(10,000)	-
Total Other Expense	6,441	-	6,673	-
Loss Before Income Tax	(6,615,597)	-	(6,615,829)	-
Income Tax
Current	-	-	-	-
Deferred	-	-	-	-
Total Income Tax Expense	-	-	-	-
Loss from Continuing Operations, Net	(6,615,597)	-	(6,615,829)	-

Discontinued Operations:
Loss from Discontinued Operations	(38,120)	(8,194)	178,299	169,587
Income Tax	-	-	(37,367)	(53,401)
Income (Loss) from Discontinued Operations, Net	(38,120)	(8,194)	140,933	116,186
Net (Loss) Income	(6,653,717)	(8,194)	(6,474,896)	116,186
Less: Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net (Loss) Income Available to Common Stockholders	$(6,656,217)	$(10,694)	$(6,479,896)	$111,186
Net (Loss) Earnings per Common Share:
Net Loss From Continuing Operations per Common Share:
Basic	$(0.09)	$0.00	$(0.08)	$0.00
Diluted	$(0.09)	$0.00	$(0.08)	$0.00

Net Earnings From Discontinued Operations per Common Share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Net Loss per Common Share:
Basic	$(0.09)	$0.00	$(0.08)	$0.00
Diluted	$(0.09)	$0.00	$(0.08)	$0.00

Weighted Average Number of Common Shares Outstanding - Basic	73,776,291	82,938,960	78,332,314	82,938,960
Weighted Average Number of Common Shares Outstanding - Diluted	73,776,291	82,938,960	78,332,314	85,584,133

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	(Accumulated Deficit) Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Earnings	Equity

Balance at December 31, 2017	1,562,500	$ 156	-	$ -	82,938,960	$ 82,939	$ 124,844	$ -	$ 229,744	$ 277,467	$ 715,150

Issuance of 10% Convertible Promissory Notes (unaudited)	-	-	-	-	-	-	-	-	(50,000)	-	(50,000)
Series A Preferred Stock Dividend (Unaudited)	-	-	-	-	-	-	-	-	-	(2,500)	(2,500)
Stock Option Expense (Unaudited)	-	-	-	-	-	-	-	-	22,857	-	22,857
Acquisition of Common Stock for Common Stock of Subsidiaries (unaudited)	-	-	-	-	(13,668,900)	(13,669)	-	-	(202,601)	(660,171)	(866,441)
Issuance of Series B Convertible Preferred Stock (unaudited)	-	-	10,000	10	-	-	-	7,156,204	-	-	7,156,214
Net Loss (unaudited)	-	-	-	-	-	-	-	-	-	(6,474,896)	(6,474,896)

Balance at June 30, 2018	1,562,500	$ 156	10,000	$ 10	69,270,060	$ 69,270	$ 124,844	$ 7,156,204	$ -	$ (6,860,100)	$ 490,384

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flow from Operating Activities:
Net (Loss) Income	$(6,474,896)	$116,186

Adjustments to Reconcile Net (Loss) Income to Net Cash (Used In) Provided by Operating Activities:
Impairment Expense	6,310,214	-

Increase (Decrease) in Cash from change in:
Other Receivables	(5,096)	-
Prepaids	(10,000)	-
Accounts Payable and Accrued Expenses	50,934	-
Discontinued Operations, net	(358,356)	59,791

Net Cash (Used In) Provided By Operating Activities	(487,200)	175,977

Cash Flow from Investing Activity:
Discontinued Operations, net	-	(689)
Net Cash Used In Investing Activities	-	(689)

Cash Flow from Financing Activities:
Preferred Stock Dividend	(2,500)	-
Promissory Note from Parent	280,659	-
Discontinued Operations, net	-	(68,576)
Net Cash Provided By (Used In) Financing Activities	278,159	(68,576)

Net (Decrease) Increase in Cash	$(209,041)	$106,712

Cash at the Beginning of the Period	$217,422	$430,064
Cash at the End of the Period	$8,381	$536,776

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$9,232	$20,540
Taxes	$24,930	$34,000

Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$-	$54,582
10% Convertible Promissory Notes Issued in Exchange for Stock Options	$50,000	$-
Common Stock Received in Sale of Discontinued Operations	$876,441	$-
Assets Sold in Discontinued Operations for Common Stock	$1,941,259	$-
Liabilities Sold in Discontinued Operations for Common Stock	$(1,064,818)	$-
Series B Preferred Stock Issued in Acquisition of Assets	$7,156,214	$-
Acquired In-Process Research and Development	$7,181,214	$-
Accounts Payable and Accrued Liabilities Assumed in Acquisition of Assets	$25,000	$-

The accompanying Notes are an integral part of the condensed consolidated financial statements

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

Unaudited

NOTE 1 – NATURE OF OPERATIONS

Astro Aerospace Ltd. (“Astro” or the “Company”) and its wholly-owned subsidiaries, is a developer of self-piloted and autonomous, manned and unmanned, eVTOL (Electric Vertical Take Off and Landing) aerial vehicles. The Company intends to provide the market with a mainstream mode of everyday, aerial transportation for both humans and cargo. Astro currently has a working prototype and is making engineering and mechanical improvements to it.

Astro is the successor corporation to CPSM, Inc., which through its subsidiaries, Custom Pool and Spa Mechanics, Inc. (“Custom Pool and Spa”), and Custom Pool Plastering, Inc. (“CPP”) collectively (“Custom Pool”) were primarily engaged in the provision of full line pool and spa services, specializing in pool maintenance and service, repairs, leak detection, renovations, decking and remodeling.  The primary market area included Martin, Palm Beach, St Lucie, Indian River and Brevard counties, Florida.

On March 14, 2018, MAAB Global Limited (“MAAB”), the majority stockholder and parent of Astro, acquired control of CPSM, Inc. and on April 30, 2018, Custom Pool was sold to the Lawrence & Loreen Calarco Family Trust, an entity controlled by Lawrence Calarco and Loreen Calarco, former officers and directors of the CPSM (See Note 2, “Sale of Common Stock of Majority Stockholders and Resignation and Election of the Board of Directors” and Note 3, “ Sale of Custom Pool”).

On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of June 30, 2018, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used mainly for refunds of the Goods and Services Tax in Canada.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2018 the Company had a net loss of $(6,474,896), and used $(487,200) cash in operations, and at June 30, 2018, had negative working capital of $(99,957), current assets of $23,477, and an accumulated stockholders’ deficit of $(6,860,100). The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company intends to continue to raise funds through its parent, MAAB, and plans to raise additional capital in the private and public securities markets by the end of 2018. MAAB’s outstanding note payable balance was $280,659 at June 30, 2018 and there is $469,341 available under the terms of the note at June 30, 2018.

NOTE 2 – SALE OF COMMON STOCK OF MAJORITY STOCKHOLDERS AND RESIGNATION AND ELECTION OF THE BOARD OF DIRECTORS

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, majority stockholders controlled by Lawrence and Loreen Calarco, sold 51,711,571 common shares and 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company, paid from Bruce Bent, officer and director of MAAB Global Limited’s personal funds resulting in a change of control of the Company.  The stock was transferred to MAAB Global Limited effective March 14, 2018.  The 51,711,571 common shares and 1,562,500 preferred shares represent 62.35% and 100% of the issued and outstanding common and preferred stock of the Company.

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

NOTE 3 – SALE OF CUSTOM POOL

On April 30, 2018, pursuant to a Share Exchange Agreement dated April 16, 2018, the Company sold all of the issued and outstanding common shares of Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering, its wholly owned subsidiaries, for 13,668,900 common shares of the Company held by the Lawrence & Loreen Calarco Family Trust, an entity controlled by Lawrence Calarco and Loreen Calarco, former officers and directors of the Company.  The Board of Directors subsequently authorized the cancellation of those common shares.  After said cancellation, the total issued and outstanding common shares is 69,270,060.  The Share Exchange Agreement was approved by the Board of Directors and written consent of shareholders holding 62.35% of the voting securities of the Company as of April 16, 2018.

The Company determined that there would be no gain or loss on the sale in accordance with Accounting Standards Codification 505-30-10, “Equity – Nonreciprocal Transfers with Owners”. Essentially the transaction is similar to a spin-off or reorganization since the Company acquired shares of its own common stock for the common shares of Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering, its wholly owned subsidiaries. As such, the transaction is accounted for at the recorded (book value) amount. The book value of the net assets was $876,441.

Custom Pool is presented as a discontinued operation in the condensed consolidated financial statements. The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operation that are disclosed in the accompanying condensed consolidated balance sheet:

December 31, 2017
Carrying Amounts of Major Classes of Assets included in Discontinued Operations:
Cash	$217,422
Accounts Receivable	273,086
Inventory	125,998
Other Current Assets	39,319
Total Current Assets	$655,825

Property and Equipment, net	934,343
Intangible Assets, net	109,465
Total Noncurrent Assets	1,043,808
Assets held as Discontinued Operations	$1,699,633

Carrying Amounts of Major Classes of Liabilities included in Discontinued Operations:
Accounts Payable and Accrued Liabilities	$181,463
Bank Line of Credit	12,782
Notes Payable - Current	84,508
Customer Deposits	37,678
Total Current Liabilities	316,431

Notes Payable - Long Term	560,764
Deferred Tax Liability	17,910
Promissory Note - Stockholder	89,378
Total Noncurrent Liabilities	668,052
Liabilities held as Discontinued Operations	$984,483

The following is a reconciliation of the major line items constituting income (loss) of discontinued operations, net that are presented in the accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,
	2018	2017
Major Classes of Line Items Constituting Pre-Tax Loss on Discontinued Operations:
Revenue	$425,538	$1,234,632
Cost of Services	354,198	971,126
General and Administrative	94,672	230,693
Other Operating Expenses	12,517	44,304
Total Operating Expenses	$461,387	$1,246,123
Operating Income (Loss)	(35,849)	(11,491)
Other (Expense) Income	(2,271)	3,297
Total Pre-Tax Income (Loss) from Discontinued Operations	(38,120)	(8,194)
Income Tax Expense	-	-
Income (Loss) from Discontinued Operations, Net	$(38,120)	$(8,194)

	For the Six Months Ended June 30,
	2018	2017
Major Classes of Line Items Constituting Pre-Tax Income on Discontinued Operations:
Revenue	$1,786,911	$2,577,871
Cost of Services	1,208,619	1,883,644
General and Administrative	338,877	434,274
Other Operating Expenses	51,370	86,782
Total Operating Expenses	$1,598,866	$2,404,700
Operating Income (Loss)	188,045	173,171
Other (Expense) Income	9,745	3,584
Total Pre-Tax Income (Loss) from Discontinued Operations	178,300	169,587
Income Tax Expense	(37,367)	(53,401)
Income (Loss) from Discontinued Operations, Net	$140,933	$116,186

NOTE 4 – ACQUISITION OF ASSETS FROM CONFIDA AEROSPACE, LTD.

On May 8, 2018, the Company entered into an Asset Purchase Agreement with Confida Aerospace Ltd. Pursuant to the Asset Purchase Agreement, the Company purchased in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. As consideration for the Asset Purchase Agreement, the Company issued Confida Aerospace Ltd., 10,000 of the Company’s Series B preferred shares (See, Note 11, “Convertible Preferred Stock”).  Each preferred share is convertible into 1,333 common shares and 1,333 warrants.  Each warrant is exercisable into one of the Company’s common shares at an exercise price of $.75.  The warrants have an exercise period of five years upon conversion. Additionally, the Company assumed $50,000 of debts incurred by Confida Aerospace Ltd. related to drone development.

All of the authorized shares of the Series B Convertible Stock were issued for the assets and $50,000 of accrued liabilities were assumed. The fair market value of the preferred stock was $7,131,214 as determined by an independent third party valuation firm. The fair market value was arrived at using an equivalent conversion into the common stock of Astro, which is trading in the Over-The-Counter Market. Appropriate restrictions and marketability discounts were applied, including using the 40 day volume weighted average price of $0.46 per share. The fair value of the common stock equivalent was $3,753,271. As well, the warrants issued in conjunction with the common stock were valued using the Black Scholes Model. The inputs used were a 40 day volume weighted average price of $0.46 per share, exercise price of $0.75 per share, a ten year term, a risk free rate of 2.97%, a volatility of 51% and no dividend yield. The fair value of the warrants was $3,377,943.

The Company determined the fair value of the IPRD based on the fair market value of the consideration paid for the IPRD: 10,000 shares of Series B Convertible Preferred Stock, each share of which is convertible into 1,333 shares of common stock and 1,333 common stock warrants. The drone prototype is in an early development stage and the fair value is not determinable using cash flow projections and such projections were not available. It is anticipated that the drone will be marketable in 2020 and at that time material net cash flows are expected to commence.

Further analysis of the IPRD determined that the recoverability of the fair value carrying amount was not probable and an impairment expense of $6,310,214 was incurred to reduce the carrying value of the net assets to $871,000, which approximates cost.

As well, after the initial 90 day period for the assumption of liabilities, the Company determined that it would most likely only assume $25,000 of liabilities and has adjusted the condensed consolidated financial statements accordingly.

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared  in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's consolidated financial position  as of June 30, 2018 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, included in the Company's Form 10-K, which was filed with the SEC on March 27, 2018.

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

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. An impairment expense of $6,310,214 was incurred in the three and six month periods ended June 30, 2018.

Revenue Recognition

The Company does not currently have any revenue. In discontinued operations, revenue was recognized when the pool service was completed and the collectability was reasonably assured. For pool resurfacing and remediation work, revenue was recognized at the time of completion of the job.

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

Research and Development

Research and development costs are expensed as incurred.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2018 and December 31, 2017.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net (Loss) Earnings per Share

The Company computes (loss) earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted (loss) earnings per share on the face of the condensed consolidated statements of operations. Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted (loss) earnings per share gives effect to all dilutive potential common shares outstanding during the period, computed using the treasury stock method for outstanding stock options and the if converted method for convertible notes and preferred stock. Dilutive (loss) earnings per share excludes all potential common shares if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the three months ended June 30, 2018 and 2017 due to the net loss during the period, and the common stock equivalents are anti-dilutive for the six months ended June 30, 2018 due to the net loss during that period. The common stock equivalents are comprised of stock options, convertible promissory notes and the Series A and Series B Convertible Preferred Stock.

Further, the Company has presented its discontinued operations in accordance with ASC 205-20, “Presentation of Financial Statements, Discontinued Operations”, which requires the presentation of both basic and diluted (loss) earnings per share from continuing operations and the basic and diluted net (loss) earnings per share from discontinued operations in addition to the basic and diluted net (loss) earnings per share.

For the three and six months ended June 30, 2018 and 2017, the basic and diluted net (loss) earnings per share from continuing operations, the basic and diluted net (loss) earnings from discontinued operations and the basic and diluted net (loss) earnings per share  were computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Loss from Continuing Operations, net	$(6,615,597)	-	$(6,615,829)	-
Income (Loss) from Discontinued Operations, Net	$(38,120)	$(8,194)	$140,933	$116,186
Net (Loss) Income	$(6,653,717)	$(8,194)	$(6,474,896)	$116,186
Less: Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net (Loss) Income Available to Common Stockholders	$(6,656,217)	$(10,694)	$(6,479,896)	$111,186

Weighted Average Number of Common Shares Outstanding - Basic	73,776,291	82,938,960	78,332,314	82,938,960
Effective Dilutive Securities - Stock Options	-	-	-	1,082,673
Shares Issuable Upon Conversion of Convertible Promissory Notes	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock - Series A	-	-	-	1,562,500
Shares Issuable Upon Conversion of Preferred Stock - Series B	-	-	-	-
Weighted Average Number of Common Shares Outstanding - Diluted	73,776,291	82,938,960	78,332,314	85,584,133
Net Loss Per Common Share from Continuing Operations
Basic	$(0.09)	$0.00	$(0.08)	$0.00
Diluted	$(0.09)	$0.00	$(0.08)	$0.00
Net Earnings Per Common Share from Discontinued Operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net (loss) Earnings Per Common Share:
Basic	$(0.09)	$0.00	$(0.08)	$0.00
Diluted	$(0.09)	$0.00	$(0.08)	$0.00

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At June 30, 2018 and December 31, 2017 there were no assets or liabilities carried or measured at fair value.

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

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The Company is in the process of determining the effect of the ASU on its condensed consolidated balance sheets and condensed consolidated statements of income. Early application will be permitted for all organizations.

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

NOTE 7 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At June 30, 2018 and December 31, 2017 the Company did not have any cash balances in excess of federally insured limits.

NOTE 8 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued liabilities as of June 30, 2018 and December 31, 2017 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair value of the cash, line of credit, notes payable, and loans at June 30, 2018 and December 31, 2017, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value

At June 30, 2018:
Assets
Cash	$8,381			$8,381
Liabilities
10% Convertible Promissory Notes			$50,000	$50,000
Loan from Parent			$280,659	$280,659

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value

At December 31, 2017:
Assets
Cash	$217,422			$217,422
Liabilities
Bank Line of Credit		$12,782		$12,782
Notes Payable		$574,317		$645,272
Promissory Note - Stockholder			$82,228	$89,378

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

On March 14, 2018, 1,500,000 stock options were cancelled and two 10% Convertible Promissory Notes (“Notes”) with a six month maturity were issued to the former option  holders. The principal amount is $25,000 each and there is no prepayment penalty. The Notes are convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB Global Limited shall have the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expires ten days after the issuance of the common stock.  The Company has accrued interest of $1,479 on the Notes through June 30, 2018.

NOTE 10 – NOTES PAYABLE

At June 30, 2018 and December 31, 2017, the Company has $624,432 and $645,272 and respectively, in notes payable secured against the headquarters building and motor vehicles used in the pool services and pool plastering business. The outstanding balance of $29,569 for the loan against the pool plastering pump truck is the largest of the motor vehicle loans. The interest rates range from 2.99% to 7.50% and the maturities range from three to five years. The Company is currently in compliance with the terms of the loans.

The note for the acquisition of the building in Stuart, FL. has an outstanding balance of $366,527 at June 30, 2018. The note carries an interest rate of 3.99% and matures in October 2025. The Company is current with all payments and terms of the note.

NOTE 11 – PROMISSORY NOTE FROM PARENT

On March 14, 2018, MAAB Global Limited, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly.

Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $280,659 through June 30, 2018. The Company has accrued interest expense of $6,642 at June 30, 2018.

NOTE 12 – CONVERTIBLE PREFERRED STOCK

In December 2015, the Company authorized 50,000,000 shares of Series A Preferred Stock, with a $0.0001 par value and no liquidation value. The Series A Preferred has an 8% dividend paid quarterly, and is convertible into one share of common stock. The Series A Preferred is senior to the common stock as to dividends, and any liquidation, dissolution or winding up of the Company. The Series A Preferred also has certain voting and registration rights.

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, former officers and directors of the Company.

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company. Cumulative undeclared Series A Preferred dividends were $2,500 at June 30, 2018.

On May 4, 2018, the Board of Directors of Astro Aerospace Ltd. authorized 10,000 shares of the Series B Convertible Preferred Stock (“Preferred”), par value $0.001 per share. The Preferred is entitled to a dividend, when declared by the Board of Directors, votes with all other classes of stock as a single class of stock on all actions to by the stockholders of the Company, and each share of Preferred is convertible into 1,333 shares of common stock and a five year warrant to purchase 1,333 shares of common stock at an exercise price of $0.75 per share. On May 8, 2018, the Company issued all of the 10,000 authorized Series B Preferred shares in the acquisition of certain assets from Confida Aerospace Ltd.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of Series B preferred stock shall share pro rata with the holders of common stock, on an as if converted basis.

NOTE 13 – 2014 STOCK AWARDS PLAN

In November 2014, the board of directors of Custom Pool approved the adoptions of a Stock Awards Plan. A total of 7,000,000 shares were authorized to be issued under the plan. For incentive stock options, at the grant date the stock options exercise price is required to be at least 110% of the fair value of the Custom Pool’s common stock. The Plan permits the grants of common stock or options to purchase common stock. As plan administrator, the Board of Directors has sole discretion to set the price of the options. Further, the Board of Directors may amend or terminate the plan.

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity (see Note 10, “Convertible Promissory Notes”). Consequently, there are 7,000,000 shares available for issuance at June 30, 2018.

A summary of the stock option activity over the six months ended June 30, 2018 and 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2016	3,250,000	$0.0367	4.26 Years	$54,429

Outstanding at June 30, 2017	3,250,000	$0.0367	3.77 Years	$59,633
Exercisable at June 30, 2017	2,182,991	$0.037	3.91 Years	$33,800

Outstanding at Dec. 31, 2017	3,250,000	$0.0367	3.3 Years	$56,125

Options Cancelled	(3,250,000)	-	-	-
Outstanding at June 30, 2018	-	-	-	-
Exercisable at June 30, 2018	-	-	-	-

The Company expensed $22,857 and $5,681 of stock option compensation for the six months ended June 30, 2018 and 2017 respectively. The unamortized stock option compensation of $20,574 as of March 14, 2018 was expensed in the six months ended June 30, 2018.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through September 14, 2018 (the financial statement issuance date) determining that no events required additional disclosure in these consolidated financial statements.

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

Sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc.

On April 30, 2018, pursuant to a Share Exchange Agreement dated April 16, 2018, the Company exchanged all of the issued and outstanding common shares of Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering, its wholly owned subsidiaries, for 13,668,900 common shares of the Company held by the Lawrence & Loreen Calarco Family Trust, an entity controlled by Lawrence Calarco and Loreen Calarco, former officers and directors of the Company. The Board of Directors subsequently authorized the cancellation of those common shares.  After said cancellation, the total issued and outstanding common shares will be 69,270,060.  The Share Exchange Agreement was approved by the Board of Directors and written consent of shareholders holding 62.35% of the voting securities of the registrant as of April 16, 2018.

Authorization of the Series B Convertible Preferred Stock

On May 4, 2018, the Board of the Company authorized 10,000 shares of the Series B Convertible Preferred Stock, par value $0.001 per share. The Preferred is entitled to a dividend, when declared by the Board of Directors, votes with all other classes of stock as a single class of stock on all actions to by the stockholders of the Company, and each share of Preferred is convertible into 1,333 shares of common stock and a five-year warrant to purchase 1,333 shares of common stock at an exercise price of $0.75 per share.

Asset Purchase Agreement with Confida Aerospace Ltd.

On May 8, 2018, the Company entered into an Asset Purchase Agreement with Confida Aerospace Ltd. Pursuant to the Asset Purchase Agreement, the Company purchased in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. As consideration for the Asset Purchase Agreement, the Company shall issue Confida Aerospace Ltd., 10,000 of the registrant’s Series B preferred shares. Each preferred share is convertible into 1,333 common shares and 1,333 warrants.  Each warrant is exercisable into one of the Company’s common shares at an exercise price of $.75.  The warrants have an exercise period of five years upon conversion. Additionally, the Company assumed $25,000 of debts incurred by Confida Aerospace Ltd. related to drone development.

New Operations – Astro Aerospace, Ltd.

Astro Aerospace Ltd. (“Astro” or the “Company) has acquired the software, firmware and hardware for Version one of a manned drone which has executed multiple flights. It is Astro’s goal to transform how people and things get from place to place. This will be done by making safe, affordable user-friendly autonomous manned and unmanned Electrical Vertical Take-Off and Landing (eVTOL) aircraft available to the mass market anywhere. Astro is currently working on Version two of the drone product which will feature design changes which enhance the top speed and length of time the drone can stay in the air and also adding additional safety features. The target market will be government, private sector operators and individuals for a wide range of commercial, logistical and personal uses.  Astro is currently in the flight testing mode of its Passenger Drone Version 1.0, as well as in the development stages of its version 2.0 Passenger Drone model and Version 1.0 of its Cargo Drone model.

The Company is working with Paterson Composites Inc., our design and manufacturing partner, who is leading the design and development team with responsibility for developing the team as well as  building the new prototypes for the two new drone models. Astro recently added Kasaero GmbH (“Kasaero”), to the design team which is currently working alongside Paterson Composites to build Astro’s soon to be unveiled Passenger Drone Version 2.0 and Cargo Drone Version 1.0 models. Kasaero is responsible for enhancing the design for Version 2 and the Cargo Version, along with planning for the certification process of both. The Company has applied for approval to test the Passenger Drone1.0 version in Canada and hopes to be testing extensively shortly to display new software, avionics and stability.

Overview – Discontinued Operation, Custom Pool

The Company’s discontinued operation, Custom Pool, historically was a full-service pool maintenance, resurfacing and repair company whose main service area is the Martin, Palm Beach, St. Lucie, Indian River and Brevard counties of Florida.  The Company earned revenue by charging service fees in the pool service business and by payments under contracts in the pool resurfacing business.  The Company managed its operating margins of the businesses by controlling personnel costs, chemical and material purchases and other service costs such as motor vehicle and insurance costs.  Personnel were critical to the business since customers choose those companies who have the most experience and perform the service in a timely and professional manner.

Custom Pool competed in its markets on the basis of price and the quality of the service.  There are many pool service companies in the market and throughout Florida.  However, this also presented an opportunity for the Company since many of its competitors are smaller and lack the infrastructure and depth of the Company.  This allowed the Company to compete through offering a larger range of services with a lower cost structure and to pursue growth opportunities either through internal growth or through opportunistic acquisitions.

Plan of Operations

Management will expand the business through further investment of capital provided by the controlling shareholder and through a small capital raise expected to take place by the end of 2018. The Company will continue to keep expenses as low as possible with closely monitoring working capital, development cost and schedule, while the Company continues the development of Passenger Drone Version 1.0 and 2.0 and Cargo Drone Version 1.0.

Results of Operations

The Three Months Ended June 30, 2018 compared to The Three Months Ended June 30, 2017

For the three months ended June, 2018, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft some time in 2020. Astro did incur $6,609,156 in operating expenses, which the majority of the expenses was from an impairment of the assets acquired from Confida Aerospace of $6,310,214. The Company also incurred $270,820 in research and development expenses from the design and engineering of the eVTOL aircraft. There was $28,122 in sales and marketing and general and administrative expenses. Other expenses were $6,441 and consist of banking and filing fees and interest expense. The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations. Astro was not in operation in the three months ended June 30, 2017.

Discontinued Operations

The discontinued operations of Custom Pool are not comparable in the three months ended June 30, 2018 and 2017 since Custom Pool was sold on April 30, 2018 and therefore only one month of operations is in the 2018 quarter. Custom Pool incurred a pre-tax loss of $38,120 on revenue of $425,538 during the three months ended June 30, 2018. In the three months ended June 30, 2017, Custom Pool incurred a pre-tax loss of $8,194 on revenue of $1,234,632. In that period, Custom Pool experienced a small decline in its operating margin, to 17%, mainly due to purchasing products that were expensed before sales invoicing at the end of the 2017 second quarter.

The Company had a net loss of $6,653,717 comprised of the eVTOL aircraft operations and the discontinued operations. There was also a preferred dividend accrual of $2,500, which made the net loss available to common stockholders of $6,656,217.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

For the six months ended June, 2018, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2020. Astro did incur $6,609,156 in operating expenses, which the majority of the expenses was from an impairment of the assets acquitted from Confida Aerospace of $6,310,214. The Company also incurred $270,820 in research and development expenses from the design and engineering of the eVTOL aircraft. There was $28,122 in sales and marketing and general and administrative expenses. Other expenses were $6,673 and consist of banking and filing fees and interest expense. The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations. Astro was not in operation in the six months ended June 30, 2017.

Discontinued Operations

The discontinued operations of Custom Pool are not comparable in the six months ended June 30, 2018 and 2017 since Custom Pool was sold on April 30, 2018 and therefore only four months of operations is in the 2018 period.  Custom Pool had a pre-tax income of $178,300 on revenue of $1,786,911 during the six months ended June 30, 2018.  The pre-tax income is a result of revenue at the resurfacing business having rebounded from a poor fourth quarter in 2017. This also improved the operating margin. Some of the improvement was offset in general and administrative expenses due to higher compensation and more employees hired in the office. Additionally, this created a higher allocation of employee expenses, such as health and workers compensation insurance.

In the six months ended June 30, 2017, Custom Pool had pre-tax income of $169,587 on revenue of $2,577,871. It paid income taxes of $53,401. The pre-tax income is a result of revenue from an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts. Some of the improvement was offset by general and administrative expenses due to increases in salaries and other compensation expenses, as well depreciation and amortization increased due to the purchase of additional motor vehicles, and replacing older vehicles, as business in both the pools service and resurfacing business has expanded.

The Company had a net loss of $6,474,896 comprised of the eVTOL aircraft operations and the discontinued operations. There was also a preferred dividend accrual of $2,500 and an undeclared preferred dividend of $2,500, which made the net loss available to common stockholders of $6,479,896.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. Currently, the Company is financed through its parent, MAAB Global Limited, which has loaned the Company $280,659 and there is $469,341 available under the terms of the note through June 30, 2018. Further capital support will come from the parent, and the Company is looking for additional capital from third party sources in the fall of 2018. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The Company has prepared its condensed consolidated financial statements for the three and six months ended June 30, 2018 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the condensed consolidated financial statements, for the six months ended June 30, 2018 the Company had a net loss of $6,474,896, and used $487,200 cash in operations, and at June 30, 2018, had negative working capital of $99,957, current assets of $23,477, and an accumulated stockholders’ deficit of $6,860,100. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

With the sale of Custom Pool & Mechanics and Custom Pool Plastering, the Company’s cash requirement for operations is reduced. However, the Company expects to spend $2,000,000 in the next six months and then another $1,000,000 in the subsequent six months on the development of the eVTOL aircraft.

In December 2015, the Company authorized 50,000,000 shares of Series A Preferred Stock, with a $0.0001 par value. The Series A Preferred has an 8% dividend paid quarterly, and is convertible into one share of common stock. The Series A Preferred is senior to the common stock as to dividends, and any liquidation, dissolution or winding up of the Company. The Series A Preferred also has certain voting and registration rights.

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company.

On March 14, 2018, 1,500,000 stock options were cancelled and two 10% Convertible Promissory Notes (“Notes”) with a six month maturity were issued to the former option holders. The principal amount is $25,000 each and there is no prepayment penalty. The Notes are convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB Global Limited shall have the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expires ten days after the issuance of the common stock.

On May 4, 2018, the Board of Directors of the Company authorized 10,000 shares of the Series B Convertible Preferred Stock, par value $0.001 per share. The Preferred is entitled to a dividend, when declared by the Board of Directors, votes with all other classes of stock as a single class of stock on all actions to by the stockholders of the Company, and each share of Preferred is convertible into 1,333 shares of common stock and a five year warrant to purchase 1,333 shares of common stock at an exercise price of

$0.75 per share. On May 8, 2018, the Company issued all of the 10,000 authorized Series B Preferred shares in the acquisition of certain assets from Confida Aerospace Ltd.

On March 14, 2018, MAAB Global Limited, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly.

Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $280,659 and there is $461,341 available under the terms of the note at June 30, 2018. The Company has accrued interest expense of $6,642 at June 30, 2018.

For the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018, we had a net loss of $6,474,896. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $6,310,214 due to an impairment expense.

We had the following changes in operating assets and liabilities: an increase of $5,096 in other receivables, an increase of $10,000 in prepaids, an increase of $50,934 in accounts payable and accrued expenses, and a decrease of $358,356 from the discontinued operations.

As a result, we had net cash used in operating activities of $487,200 for the six months ended June 30, 2018 which is largely due to the continued development of the eVTOL aircraft.

For the six months ended June 30, 2017, the Company did not undertake any operations. From the discontinued operations of Custom Pool, we had a net income of $116,186 and an increase from the discontinued operations during the period of $59,791. As a result, we had net cash provided by operating activities of $175,977 for the six months ended June 30, 2017.

For the six months ended June 30, 2018, we did not have any cash flow from investing activities. For the six months ended June 30, 2017, we had net cash used in investing activities of $689 from the discontinued operations of Custom Pool.

For the six months ended June 30, 2018, we accrued a preferred stock dividend of $2,500, and received $280,659 from a Promissory Note from the parent. As a result, we had net cash provided by financing activities of $278,159 for the six months ended June 30, 2018.

For the six months ended June 30, 2017, we had cash used in financing activities of $68,576 from the discontinued operations of Custom Pool.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The Company is in the process of determining the effect of the ASU on its condensed consolidated balance sheets and condensed consolidated statements of income. Early application will be permitted for all organizations.

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

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

The registrant has no material contractual obligations

The long term debt repayments are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Convertible Notes Payable:	$50,000	$-	$-	$-	$-	$-	$50,000
Promissory Note - Parent			-	280,659	-	-	280,659
Total Repayments	$50,000	$-	$-	$280,659	$-	$-	$330,659

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the six months ended June 30, 2018,  the Company has undergone operational and management changes, specifically with the sale of the discontinued operations and the acquisition of the new eVTOL aircraft in-process research and development and trademarks. In light of these changes management has assessed its internal controls and procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective, based on the following deficiencies:

Weaknesses in Accounting and Finance Personnel: We have a small accounting staff and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing financial statements.

We do not have written accounting policies and control procedures, and do not have sufficient staff to implement the related controls. Management had determined that this lack of written accounting policies and control procedures and the lack of the implantation of segregation of duties, represents a material weakness in our internal controls.

Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management and has been deemed to be a material control deficiency.

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

Dated: September 14, 2018

ASTRO AEROSPACE LTD.

By:  /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer