Form 10-Q
period 2018-09-30
Astro Aerospace Ltd.
filed 2018-11-19
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2018

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

The number of outstanding shares of the registrant's common stock as of November 19, 2018: 69,270,060

ASTRO AEROSPACE LTD.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2018 and 2017

PART II - OTHER INFORMATION

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash	$-	$-
Other Receivables	19,277	-
Prepaids	10,000	-
Assets held as Discontinued Operations	-	1,699,633
Total Current Assets	29,277	1,699,633

Acquired In-Process Research and Development	871,000	-
Deposits	20,494	-
Total Assets	$920,771	$1,699,633

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Overdraft in Bank Account	$3,833	$-
Accounts Payable and Accrued Liabilities	120,565	-
10% Convertible Promissory Notes	-	-
Liabilities held as Discontinued Operations	-	984,483
Total Current Liabilities	124,398	984,483
Long Term Liabilities
Promissory Note from Parent	498,758	-
Total Liabilities	623,156	984,483

Commitments and Contingencies (Notes 1 and 13)

Stockholders' Equity
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at September 30, 2018 and December 31, 2017	156	156
Series B Convertible Preferred Stock, $0.001 par value, 10,000 Shares Authorized, 10,000 Shares and 0 Shares Issued and Outstanding at September 30, 2018 and December 31, 2017	10	-
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 69,270,060 and 82,938,960 shares Issued and Outstanding at September 30, 2018 and December 31, 2017	69,270	82,939
Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	-
Common Stock	52,534	229,744
Accumulated Other Comprehensive Loss	(716)	-
(Accumulated Deficit) Retained Earnings	(7,104,687)	277,467
Total Stockholders' Equity	297,615	715,150
Total Liabilities and Stockholders' Equity	$920,771	$1,699,633

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Operating Expenses:
Sales and Marketing	9,258	-	18,284	-
General and Administrative	82,033	-	101,129	-
Research and Development	156,996	-	427,816	-
Impairment Expense	(25,000)	-	6,285,214	-
Total Operating Expenses	223,287	-	6,832,443	-
Loss from Operations	(223,287)	-	(6,832,443)	-

Other Expense
Interest Expense	12,672	-	19,314	-
Bank and Filing Fees	10,108	-	18,660	-
Miscellaneous Income	-	-	(10,000)	-
Total Other Expense	22,780	-	27,974	-
Loss Before Income Tax	(246,067)	-	(6,860,417)	-
Income Tax
Current	-	-	-	-
Deferred	-	-	-	-
Total Income Tax Expense	-	-	-	-
Loss from Continuing Operations, Net	(246,067)	-	(6,860,417)	-

Discontinued Operations:
Income from Discontinued Operations	-	15,051	178,300	184,638
Income Tax	-	(2,258)	(37,367)	(59,776)
Income from Discontinued Operations, Net	-	12,793	140,933	124,862
Net (Loss) Income	(246,067)	12,793	(6,719,484)	124,862
Less: Preferred Stock Dividends	2,500	2,500	7,500	7,500
Net (Loss) Income Available to Common Stockholders	$(248,567)	$10,293	$(6,726,984)	$117,362
Net (Loss) Earnings per Common Share:
Net Loss From Continuing Operations per Common Share:
Basic	$-	$-	$(0.09)	$-
Diluted	$-	$-	$(0.09)	$-

Net Earnings From Discontinued Operations per Common Share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Net (Loss) Earnings per Common Share:
Basic	$-	$-	$(0.09)	$-
Diluted	$-	$-	$(0.09)	$-

Weighted Average Number of Common Shares Outstanding - Basic	69,270,060	82,938,960	75,278,368	82,938,960
Weighted Average Number of Common Shares Outstanding - Diluted	69,270,060	85,662,397	75,278,368	85,622,191

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Other Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (Loss) Income	$(246,067)	$12,793	$(6,719,484)	$124,862
Foreign Currency Translation Loss	(716)	-	(716)	-
Comprehensive (Loss) Income	(246,783)	12,793	(6,720,200)	124,862

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Compre- hensive	(Accumulated Deficit) Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Loss	Earnings	Equity

Balance at December 31, 2017	1,562,500	$ 156	-	$ -	82,938,960	$ 82,939	$ 124,844	$ -	$ 229,744	$ -	$ 277,467	$ 715,150

Issuance of 10% Convertible Promissory Notes (unaudited)	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Series A Preferred Stock Dividend (Unaudited)	-	-	-	-	-	-	-	-	-	-	(2,500)	(2,500)
Stock Option Expense (Unaudited)	-	-	-	-	-	-	-	-	22,857	-	-	22,857
Acquisition of Common Stock for Common Stock of Subsidiaries (Unaudited)	-	-	-	-	(13,668,900)	(13,669)	-	-	(202,601)	-	(660,170)	(876,440)
Issuance of Series B Convertible Preferred Stock (Unaudited)	-	-	10,000	10	-	-	-	7,156,204	-	-	-	7,156,214
Conversion into Common Stock of the 10% Convertible Promissory Notes with Accrued Interest (Unaudited)	-	-	-	-	-	-	-	-	52,534	-	-	52,534
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(716)	-	(716)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(6,719,484)	(6,719,484)

Balance at September 30, 2018	1,562,500	$ 156	10,000	$ 10	69,270,060	$ 69,270	$ 124,844	$ 7,156,204	$ 52,534	$ (716)	$ (7,104,687)	$ 297,615

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flow from Operating Activities:
Net (Loss) Income	$(6,719,484)	$124,862
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used In) Provided by Operating Activities:
Impairment Expense	6,285,214	-
Interest Paid in Common Stock	2,534	-
Increase (Decrease) in Cash from change in:
Other Receivables	(19,277)	-
Prepaids	(10,000)	-
Deposits	(20,494)	-
Overdraft at Banks	3,833	-
Accounts Payable and Accrued Expenses	123,065	-
Discontinued Operations, net	(358,355)	22,556
Net Cash (Used In) Provided By Operating Activities	(712,964)	147,418

Cash Flow from Investing Activity:
Discontinued Operations, net	-	(10,688)
Net Cash Used In Investing Activities	-	(10,688)

Cash Flow from Financing Activities:
Preferred Stock Dividend	(2,500)	-
Promissory Note from Parent	498,758	-
Discontinued Operations, net	-	(152,359)
Net Cash Provided By (Used In) Financing Activities	496,258	(152,359)
Effect of Foreign Currency Translation Loss	(716)	-
Net Decrease in Cash	$(217,422)	$(15,629)
Cash at the Beginning of the Period	$217,422	$430,064
Cash at the End of the Period	$-	$414,435

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$9,232	$23,825
Taxes	$24,930	$34,000
Supplemental Disclosures of Non-Cash Information:
Property and Equipment Acquired through Issuance of Notes Payable	$-	$64,582
10% Convertible Promissory Notes Issued in Exchange for Stock Options	$50,000	$-
Common Stock Received in Sale of Discontinued Operations	$876,440	$-
Assets Sold in Discontinued Operations for Common Stock	$1,941,259	$-
Liabilities Sold in Discontinued Operations for Common Stock	$(1,064,818)	$-
Series B Preferred Stock Issued in Acquisition of Assets	$7,156,214	$-
Acquired In-Process Research and Development	$7,181,214	$-
Accounts Payable and Accrued Liabilities Assumed in Acquisition of Assets	$25,000	$-
Conversion into Common Stock of the 10% Convertible Promissory Notes with Accrued Interest	$52,534	$-

The accompanying Notes are an integral part of the condensed consolidated financial statements

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

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

On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of September 30, 2018, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used mainly for refunds of the Goods and Services Tax in Canada.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2018 the Company had a net loss of $(6,719,484) and used $(712,964) cash in operations, and at September 30, 2018, had negative working capital of $(95,121), current assets of $29,277, and an accumulated deficit of $(7,104,687). The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company intends to continue to raise funds through its parent, MAAB, and plans to raise additional capital in the private and public securities markets by the end of 2018. MAAB’s outstanding note payable balance was $498,758 and there is $251,242 available under the terms of the note at September 30, 2018.

NOTE 2 – SALE OF COMMON STOCK OF MAJORITY STOCKHOLDERS AND RESIGNATION AND ELECTION OF THE BOARD OF DIRECTORS

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, majority stockholders controlled by Lawrence and Loreen Calarco, sold 51,711,571 common shares and 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company, paid from Bruce Bent, officer and director of MAAB Global Limited’s personal funds resulting in a change of control of the Company.  The stock was transferred to MAAB Global Limited effective March 14, 2018.  The 51,711,571 common shares and 1,562,500 preferred shares represented 62.35% and 100% of the issued and outstanding common and preferred stock of the Company.

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

The Company determined that there would be no gain or loss on the sale in accordance with Accounting Standards Codification 505-30-10, “Equity – Nonreciprocal Transfers with Owners”. Essentially the transaction is similar to a spin-off or reorganization since the Company acquired shares of its own common stock for the common shares of Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering, its wholly owned subsidiaries. As such, the transaction is accounted for at the recorded (book value) amount. The book value of the net assets was $876,440.

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

The following is a reconciliation of the major line items constituting income of discontinued operations, net that are presented in the accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,
	2018	2017
Major Classes of Line Items Constituting Pre-Tax Income on Discontinued Operations:
Revenue	$-	$1,224,700
Cost of Services	-	949,468
General and Administrative	-	208,323
Other Operating Expenses	-	43,950
Total Operating Expenses	$-	$1,201,741
Operating Income	-	22,959
Other Expense	-	7,908
Total Pre-Tax Income from Discontinued Operations	-	15,051
Income Tax Expense	-	(2,258)
Income from Discontinued Operations, Net	$-	$12,793

	For the Nine Months Ended September 30,
	2018	2017
Major Classes of Line Items Constituting Pre-Tax Income on Discontinued Operations:
Revenue	$1,786,911	$3,802,571
Cost of Services	1,208,619	2,809,519
General and Administrative	338,877	666,190
Other Operating Expenses	51,370	130,731
Total Operating Expenses	$1,598,866	$3,606,440
Operating Income	188,045	196,131
Other Expense	9,745	11,493
Total Pre-Tax Income from Discontinued Operations	178,300	184,638
Income Tax Expense	(37,367)	(59,776)
Income from Discontinued Operations, Net	$140,933	$124,862

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

As well, after the initial 90 day period for the assumption of liabilities, the Company determined that it would most likely only assume $25,000 of liabilities and has adjusted the condensed consolidated financial statements accordingly. As of September 30, 2018, the expenses related to the liabilities had been incurred and the impairment expense was reduced by $25,000 to $6,285,214.

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared  in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's consolidated financial position  as of September 30, 2018 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, included in the Company's Form 10-K, which was filed with the SEC on March 27, 2018.

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

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. An impairment expense of $6,285,214 was incurred in the three and nine month periods ended September 30, 2018.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of September 30, 2018 and December 31, 2017.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net (Loss) Earnings per Share

The Company computes (loss) earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted (loss) earnings per share on the face of the condensed consolidated statements of operations. Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted (loss) earnings per share gives effect to all dilutive potential common shares outstanding during the period, computed using the treasury stock method for outstanding stock options and the if converted method for convertible notes and preferred stock. Dilutive (loss) earnings per share excludes all potential common shares if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the three months ended September 30, 2018 due to the net loss during the period, and the common stock equivalents are anti-dilutive for the nine months ended September 30, 2018 due to the net loss during that period. The common stock equivalents are comprised of stock options, convertible promissory notes and the Series A and Series B Convertible Preferred Stock.

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

For the three and nine months ended September 30, 2018 and 2017, the basic and diluted net (loss) earnings per share from continuing operations, the basic and diluted net (loss) earnings from discontinued operations and the basic and diluted net (loss) earnings per share  were computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Loss from Continuing Operations, net	$(246,067)	-	$(6,860,417)	-
Income from Discontinued Operations, Net	$-	$12,793	$140,933	$124,862
Net (Loss) Income Available to Common Stockholders	$(246,067)	$12,793	$(6,719,484)	$124,862
Series A Preferred Stock Dividends	2,500	2,500	7,500	7,500
Net (Loss) Income Available to Common Stockholders and Assumed Conversions	$(248,567)	$10,293	$(6,726,984)	$117,362

Weighted Average Shares - Basic	69,270,060	82,938,960	75,278,368	82,938,960
Effective Dilutive Securities - Stock Options	-	1,160,937	-	1,120,731
Shares Issuable Upon Conversion of Convertible Promissory Notes	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock - Series A	-	1,562,500	-	1,562,500
Shares Issuable Upon Conversion of Preferred Stock - Series B	-	-	-	-
Weighted Average Shares - Diluted	69,270,060	85,662,397	75,278,368	85,622,191
Net Loss Per Common Share from Continuing Operations
Basic	$-	$-	$(0.09)	$-
Diluted	$-	$-	$(0.09)	$-
Net Earnings Per Common Share from Discontinued Operations:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Net (Loss) Earnings Per Common Share:
Basic	$-	$-	$(0.09)	$-
Diluted	$-	$-	$(0.09)	$-

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income plus the foreign currency translation loss.

Foreign Currency Translation

The translation of assets and liabilities for the Company’s foreign subsidiary is made at period end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred.

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At September 30, 2018 and December 31, 2017 there were no assets or liabilities carried or measured at fair value.

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

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The Company is in the process of determining the effect of the ASU on its condensed consolidated balance sheets and condensed consolidated statements of operations. Early application will be permitted for all organizations.

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

NOTE 7 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At September 30, 2018 and December 31, 2017 the Company did not have any cash balances in excess of federally insured limits.

NOTE 8 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable, accrued liabilities and overdrafts in the bank account as of September 30, 2018 and December 31, 2017 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair value of the cash, line of credit, notes payable, and loans at September 30, 2018 and December 31, 2017, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value

At September 30, 2018:
Liabilities
Overdraft in Bank Account	$3,833			$3,833
Loan from Parent			$498,758	$498,758

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value

At December 31, 2017:
Assets
Cash	$217,422			$217,422
Liabilities
Bank Line of Credit		$12,782		$12,782
Notes Payable		$574,317		$645,272
Promissory Note - Stockholder			$82,228	$89,378

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

On September 18, 2018, at the maturity of the Notes, the entire outstanding balance was converted into 38,886 shares of common stock of the Company, which included $2,534 of accrued interest. The Company issued the shares of common stock on October 22, 2018.

NOTE 10 – PROMISSORY NOTE FROM PARENT

On March 14, 2018, MAAB Global Limited, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly.

Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $498,758 through September 30, 2018. The Company has accrued interest expense of $16,781 at September 30, 2018.

NOTE 11 – CONVERTIBLE PREFERRED STOCK

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

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company. Cumulative undeclared Series A Preferred dividends were $5,000 at September 30, 2018.

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity (see Note 9, “Convertible Promissory Notes”). Consequently, there are 7,000,000 shares available for issuance at September 30, 2018.

A summary of the stock option activity over the nine months ended September 30, 2018 and 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2016	3,250,000	$0.0367	4.3 Years	$54,429

Outstanding at September 30, 2017	3,250,000	$0.0367	3.5 Years	$62,832
Exercisable at September 30, 2017	2,008,082	$0.037	3.5 Years	$38,450

Outstanding at Dec. 31, 2017	3,250,000	$0.0367	3.3 Years	$56,125
Options Cancelled	(3,250,000)	-	-	-
Outstanding at September 30, 2018	-	-	-	-
Exercisable at September 30, 2018	-	-	-	-

The Company expensed $22,857 and $8,547 of stock option compensation for the nine months ended September 30, 2018 and 2017 respectively. The unamortized stock option compensation of $20,574 as of March 14, 2018 was expensed in the nine months ended September 30, 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through November 19, 2018 (the financial statement issuance date) determining that no events required additional disclosure in these condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent Events

Sale of Common Stock of Majority Stockholders

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, majority stockholders controlled by Lawrence and Loreen Calarco, sold 51,711,571 common shares and 1,562,500 preferred shares to MAAB Global Limited, a non-affiliate of the Company, paid from Bruce Bent, officer and director of MAAB Global Limited’s personal funds resulting in a change of control of the Company.  The stock was transferred to MAAB Global Limited effective March 14, 2018.  The 51,711,571 common shares and 1,562,500 preferred shares represent 62.35% and 100% of the currently issued and outstanding common and preferred stock of the Company, respectively.

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

Authorization of the Series B Convertible Preferred Stock

On May 4, 2018, the Board of the Company authorized 10,000 shares of the Series B Convertible Preferred Stock, par value $0.001 per share. The Preferred is entitled to a dividend, when declared by the Board of Directors, votes with all other classes of stock as a single class of stock on all actions to be voted on by the stockholders of the Company, and each share of Preferred is convertible into 1,333 shares of common stock and a five-year warrant to purchase 1,333 shares of common stock at an exercise price of $0.75 per share.

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

The Company is working with Paterson Composites Inc., our design and manufacturing partner, who is leading the design and development team with responsibility for developing the team as well as building the new prototypes for the two new drone models. Astro recently added Kasaero GmbH (“Kasaero”), to the design team which is currently working alongside Paterson Composites to build Astro’s soon to be unveiled Passenger Drone Version 2.0 and Cargo Drone Version 1.0 models. Kasaero is responsible for enhancing the design for Version 2 and the Cargo Version, along with planning for the certification process of both. The Company applied for approval to test the Passenger Drone1.0 version in Canada in order to display new software, avionics and stability. The Company received an SFOC (Special Flight Operations Certificate) from Transport Canada in September 2018, allowing Astro to take to the sky, and put the Passenger Drone 1.0 “Elroy” through critical elements of integrated flight testing.  The testing culminated on Wednesday September 19, 2018 with a 4 minute and 30 second flight, reaching heights of over 60 feet and speeds of over 50 km/h. The avionics and flight control systems were put to task with a multitude of maneuvers and the vehicle remained exceptionally stable, even under the effects of a couple of unexpected wind gusts.

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

Results of Operations

The Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft some time in 2020. Astro did incur $223,287 in operating expenses, which the majority of the expenses was from $156,996 of research and development expense from the design and engineering of the eVTOL aircraft. There was $91,291 in sales and marketing and general and administrative expenses and a $25,000 credit to the impairment expense from a reduction in accrued expenses. Other expenses were $22,780 and consist of banking and filing fees and interest expense. The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations. Astro was not in operation in the three months ended September 30, 2017.

Discontinued Operations

There were no discontinued operations in the three months ended September 30, 2018. The Company consummated the sale of Custom Pool on April 30, 2018. The discontinued operations of Custom Pool for the three months ended September 30, 2017 had pre-tax income of $15,051 on revenue of $1,224,700. Operating margins declined by a small percentage, 1%, from the same quarter in the prior year largely due to the slight decrease in revenue from small fluctuations in customers served. Some of which is the result of the impact from Hurricane Irma.

The Company had a net loss of $246,067 comprised of the eVTOL aircraft operations. Although the preferred stock dividend of $2,500 is undeclared, the net loss available to common stockholders is $248,567 as if the dividend was declared and accrued.

Astro also had a foreign currency translation loss of $716 from the difference in the Canadian dollar and U.S. dollar exchange rates, which produced a comprehensive loss of $246,783.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2020. Astro did incur $6,832,443 in operating expenses, which the majority of the expenses was from an impairment of the assets acquitted from Confida Aerospace of $6,285,214. The impairment expense was reduced by $25,000 due to a reduction of assumed accrued expenses as the expenses were incurred. The Company also incurred $427,816 in research and development expenses from the design and engineering of the eVTOL aircraft. There was $119,413 in sales and marketing and general and administrative expenses. Other expenses were $27,974 and consist of banking and filing fees and interest expense, offset by an adjustment to prepaid corporate taxes. The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations. Astro was not in operation in the nine months ended September 30, 2017.

Discontinued Operations

The discontinued operations of Custom Pool are not comparable in the nine months ended September 30, 2018 and 2017 since Custom Pool was sold on April 30, 2018 and therefore only four months of operations is in the 2018 period.

In the nine months ended September 30, 2017, Custom Pool had pre-tax income of $184,638 on revenue of $3,802,571. It paid income taxes of $59,776. The pre-tax income is a result of revenue from an increase in new pool service customers, as well as an increase in new pool plastering and resurfacing contracts. Some of the improvement was offset by general and administrative expenses due to increases in salaries and other compensation expenses, as well depreciation and amortization increased due to the purchase of additional motor vehicles, and replacing older vehicles, as business in both the pools service and resurfacing business has expanded.

The Company had a net loss of $6,719,484 comprised of the eVTOL aircraft operations and the discontinued operations. There was also a preferred dividend accrual of $2,500 and undeclared preferred dividends of $5,000, which made the net loss available to common stockholders of $6,726,984.

Astro also had a foreign currency translation loss of $716 from the difference in the Canadian dollar and U.S. dollar exchange rates, which produced a comprehensive loss of $6,720.200.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. Currently, the Company is financed through its parent, MAAB Global Limited, which has loaned the Company $498,758 and there is $251,242 available under the terms of the note through September 30, 2018. Further capital support will come from the parent, and the Company is looking for additional capital from third party sources by the end of 2018. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The Company has prepared its condensed consolidated financial statements for the three and nine months ended September 30, 2018 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the condensed consolidated financial statements, for the nine months ended September 30, 2018 the Company had a net loss of $6,719,484, and used $712,964 cash in operations, and at September 30, 2018, had negative working capital of $95,121, current assets of $29,277, and an accumulated deficit of $7,104,687. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Loss (“NOL”) for tax purposes due to the net loss of $6,719,484 through the nine months ended September 30, 2018, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time it is not known if the Company will become profitable with the ability to use the NOL.

The Company expects to spend $1,000,000 in the next six months and then another $1,000,000 in the subsequent six months on the development of the eVTOL aircraft.

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

On September 18, 2018, at the maturity of the Notes, the entire outstanding balance was converted into 38,886 shares of common stock of the Company, which included $2,534 of accrued interest. The Company issued the shares of common stock on October 22, 2018

On May 4, 2018, the Board of Directors of the Company authorized 10,000 shares of the Series B Convertible Preferred Stock, par value $0.001 per share. The Preferred is entitled to a dividend, when declared by the Board of Directors, votes with all other classes of stock as a single class of stock on all actions to be voted on by the stockholders of the Company, and each share of Preferred is convertible into 1,333 shares of common stock and a five year warrant to purchase 1,333 shares of common stock at an exercise price of $0.75 per share. On May 8, 2018, the Company issued all of the 10,000 authorized Series B Preferred shares in the acquisition of certain assets from Confida Aerospace Ltd.

On March 14, 2018, MAAB Global Limited, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly.

Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $498,758 through September 30, 2018. The Company has accrued interest expense of $16,781 at September 30, 2018.

For the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, we had a net loss of $6,719,484. We had the following adjustments to reconcile net income to cash flows from operating activities: an increase of $6,285,214 due to an impairment expense and an increase of $2,534 due to interest paid in common stock.

We had the following changes in operating assets and liabilities: an increase of $19,277 in other receivables, an increase of $10,000 in prepaid expenses, an increase of $20,494 in deposits, an increase of $3,833 in overdrafts at the bank, and increase of $123,065 in accounts payable and accrued expenses, and a decrease of $358,355 from the discontinued operations.

As a result, we had net cash used in operating activities of $712,964 for the nine months ended September 30, 2018 which is largely due to the continued development of the eVTOL aircraft.

For the nine months ended September 30, 2017, there was not any operations of the Company. From the discontinued operations of Custom Pool, we had a net income of $124,862 and an increase from the discontinued operations during the period of $22,556. As a result, we had net cash provided by operating activities of $147,418 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, we did not have any cash flow from investing activities. For the nine months ended September 30, 2017, we had net cash used in investing activities of $10,688 from the discontinued operations of Custom Pool.

For the nine months ended September 30, 2018, we accrued a preferred stock dividend of $2,500, and received $498,758 from a Promissory Note from the parent. As a result, we had net cash provided by financing activities of $496,258 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, we had cash used in financing activities of $152,359 from the discontinued operations of Custom Pool.

For the nine months ended September 30, 2018, we had a loss on foreign currency translation of $716. There was no foreign currency translation in the nine months ended September 30, 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The Company is in the process of determining the effect of the ASU on its condensed consolidated balance sheets and condensed consolidated statements of operations. Early application will be permitted for all organizations.

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

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations

The registrant has no material contractual obligations

The long term debt repayments are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Promissory Note - Parent	-	-	-	$498,758	-	-	$498,758
Total Repayments	-	-	-	$498,758	-	-	$498,758

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the nine months ended September 30, 2018, the Company has undergone operational and management changes, specifically with the sale of the discontinued operations and the acquisition of the new eVTOL aircraft in-process research and development and trademarks. In light of these changes management has assessed its internal controls and procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

Dated: November 19, 2018

ASTRO AEROSPACE LTD.

By:  /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer