Form 10-K
period 2018-12-31
Astro Aerospace Ltd.
filed 2019-04-15
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $33,747,415.86 which is based on 17,558,489 shares of common stock held by non-affiliates and the price at which the common equity was sold on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 15, 2019 was 70,081,444 shares of its $.001 par value common stock.

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

Astro Aerospace Ltd. was originally incorporated in the State of Nevada on March 27, 2007.  On March 14, 2018, the majority of the stock was purchased by MAAB Global Limited, resulting in the name change from CPSM, Inc. to Astro Aerospace Ltd. and the business change from pool sales to the research and development of manned and cargo drones.  The Company has acquired the software, firmware and hardware for version one of a manned drone which has executed multiple flights. It is Astro’s goal to transform how people and things get from place to place. This will be done by making safe, affordable user-friendly autonomous manned and unmanned Electrical Vertical Take-Off and Landing (eVTOL) aircraft available to the mass market anywhere. Astro is currently working on Version two of the drone product which will feature design changes to enhance the top speed and length of time the drone can stay in the air while also adding additional safety features. The target market will be government, private sector operators and individuals for a wide range of commercial, logistical and personal uses.  The Company is currently in the flight testing mode of its Passenger Drone Version 1.0, as well as in the development stages of its Version 2.0 Passenger Drone.

Growth Strategy for the Company

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

The Company’s newest prototype focuses on a multitude of applications including passenger transport, cargo delivery, ambulance and med-evac services, rescue and disaster assistance, military, and B2B.  Its newly designed modular structure allows the Astro Top Frame to fly independently, as well as in combination with the individually designed “Astro pods” for the specific need in that specific industry.  A fly-in and pick-up system will allow the vehicle to connect, fly, disconnect and repeat, effectively and efficiently, changing from one application to the next.

Along with recent Avionics and Control system upgrades, this modularity allows for growing opportunities in the electric take-off and landing short haul vehicle market.

The Company anticipates that the new prototype will be completed and flying in the summer of 2019.

Competition

The Company is currently a research and development company focused on the creation of aerial drones for use in carrying passengers or cargo.  It is expected that research and development will continue for at least two years, at which point we will seek out a joint venture to help manufacture the design.  Once the research and development is complete, we intend to supply our products to a variety of industries, such as government, military, and for private use.  The cargo drone is intended to be the first available product.

Our prime competitors are Volocopter, a German company, and Ehang, a Chinese company, which are both developing manned eVTOL craft.  Our primary competitive advantage is our proprietary avionics and control systems.  Currently, we have a working prototype that has flown while manned, and testing has shown that the design is very stable.

Employees

As of April 15, 2019, we do not have any significant employees who are not executive officers.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company is currently using office space at 320 W. Main Street, Lewisville, TX 75057 for corporate management.  This office space consists of 4,700 square feet, and is provided for the Company’s use rent-free by Bruce Bent, the Company’s CEO.  In addition, we have 1,500 square feet allocated to our use at Paterson Composites Inc. at their offices at 20 Fasken Dr., Etobicoke, ON, Canada M9W 1K6 for purposes of research and development.  We do not pay rent for this space, and the lease terms for both properties are currently indefinite.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions, or operating results. We are not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

There is a limited public trading market for the common stock. Our common stock is quoted on the OTC Market OTCQB under the symbol "ASDN", with quotations that commenced in October 2009; however, the market for common shares is extremely limited. No assurance can be given that the present limited market for our common stock will continue or will be maintained.

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

Holders

As of April 15, 2019, we have approximately 36 shareholders of record of our common stock.

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

During the last three years, we issued the following securities:

  (a) 1/5/16 – 417,000 common shares to Sundook valued at $29,190 (subsequently surrendered on 3/18/16

  (b) 1/5/16 – 1,562,500 Series A preferred shares to Lawrence and Loreen Calarco for $125,000.

  (c) 5/8/18 – 10,000 Series B preferred shares to Confida Aerospace Ltd. pursuant to an Asset Purchase Agreement.

  (d) 10/22/18 – 38,886 common shares to MAAB Global Limited, valued at $52,534, upon conversion of notes payable.

  (e) 11/21/18 – 156,250 common shares to Oasis Capital, valued at $89,531, pursuant to a security purchase agreement.  344,029 common shares underlying warrants issued, with an exercise price of $0.51 per share.

The above issued common shares were issued to sophisticated investors under an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We have not repurchased any of our common shares since inception.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events

Sale of Common Stock of Majority Stockholders

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, majority stockholders controlled by Lawrence and Loreen Calarco, sold 51,711,571 common shares and 1,562,500 preferred shares to MAAB Global Limited (“MAAB”), a non-affiliate of the Company, paid from Bruce Bent, officer and director of MAAB’s personal funds resulting in a change of control of the Company.  The stock was transferred to MAAB effective March 14, 2018.  The 51,711,571 common shares and 1,562,500 preferred shares represented 62.35% and 100% of the then issued and outstanding common and preferred stock of the Company, respectively.

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

On April 30, 2018, Paul F. Beard, age 56, was appointed Director of the Company.  He will stand for re-election at the next annual meeting of the shareholders.  There are no material arrangements to which Mr. Bent is a party, and there is no family relationship between him and any other party connected to the Company.

Sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc.

On April 30, 2018, pursuant to a Share Exchange Agreement dated April 16, 2018, the Company exchanged all of the issued and outstanding common shares of Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering, its wholly owned subsidiaries, for 13,668,900 common shares of the Company held by the Lawrence & Loreen Calarco Family Trust, an entity controlled by Lawrence and Loreen Calarco, former officers and directors of the Company. The Board of Directors subsequently authorized the cancellation of those common shares.  After said cancellation, the total issued and outstanding common shares was 69,270,060.  The Share Exchange Agreement was approved by the Board of Directors and written consent of shareholders holding 62.35% of the voting securities of the Company as of April 16, 2018.

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

Asset Purchase Agreement with Confida Aerospace Ltd.

On May 8, 2018, the Company entered into an Asset Purchase Agreement with Confida Aerospace Ltd. Pursuant to the Asset Purchase Agreement, the Company purchased in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. As consideration for the Asset Purchase Agreement, the Company issued Confida Aerospace Ltd., 10,000 of the registrant’s Series B preferred shares. Each preferred share is convertible into 1,333 common shares and 1,333 warrants.  Each warrant is exercisable into one of the Company’s common shares at an exercise price of $.75.  The warrants have an exercise period of five years upon conversion. Additionally, the Company assumed $25,000 of debts incurred by Confida Aerospace Ltd. related to drone development.

New Operations – Astro Aerospace, Ltd.

The Company has acquired the software, firmware and hardware for Version 1.0 of the manned drone, which has executed multiple flights, both manned and unmanned.  The Company’s goal is to make safe, affordable, user-friendly autonomous manned and unmanned Electrical Vertical Take-Off and Landing (eVTOL) aircraft available to the mass market.  The Company is currently working on Version 2.0 of the drone, which will feature design changes to enhance the top speed and length of time the drone can stay in the air while also adding additional safety features.  The target market will be government, private sector operators and individuals for a wide range of commercial, logistical and personal uses.  The Company is currently in the flight testing mode for its Passenger Drone Version 1.0, as well as in the development stages of its Version 2.0 Drone.

Our design and manufacturing partner, Paterson Composites Inc., is leading the design and development team with responsibility for developing the team as well as building the new prototypes for the new drone models.  The Company applied for approval to test the Passenger Drone 1.0 version in Canada in order to display new software, avionics and stability.  The Company received an SFOC (Special Flight Operation Certificate) from Transport Canada in September 2018, allowing Astro to take to the sky, and put the Passenger Drone 1.0 “Elroy” through critical elements of integrated flight testing.  The testing culminated on Wednesday September 19, 2018 with a 4 minute and 30 second flight, reaching heights of over 60 feet and speeds of over 50 km/h.  The avionics and flight control systems were put to task with a multitude of maneuvers and the vehicle remained exceptionally stable, even under the effects of a couple of unexpected wind gusts.

The Company’s newest prototype focuses on a multitude of applications including passenger transport, cargo delivery, ambulance and med-evac services, rescue and disaster assistance, military, and B2B. The newly designed modular structure allows the Astro Top Frame to fly independently, as well as in combination with the individually designed "Astro pods" for the specific need in that specific industry. A fly-in and pick-up system will allow the vehicle to connect, fly, disconnect and repeat, effectively and efficiently changing from one application to the next.

Along with recent Avionics and Control system upgrades, this modularity allows for growing opportunities in the electric take-off and landing short haul vehicle market.

The Company anticipates that the new prototype will be completed and flying in the summer of 2019.

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

Plan of Operations

Management will expand the business through further investment of capital provided by the controlling shareholder and through additional capital raises from third party investors. The Company raised an additional $1.2 million of cash in November 2018 through the issuance of a Senior Secured Convertible Promissory Note in the principal amount of $1,383,636. The first tranche of $600,000 was received in November 2018 and the second tranche of $600,000 was received in February 2019. The Company will continue to keep expenses as low as possible with closely monitoring working capital, development cost and schedule, while the Company continues the development of Passenger Drone Version 1.0 and 2.0.

Results of Operations

The Year Ended December 31, 2018 compared to The Year Ended December 31, 2017

For the year ended December 31, 2018, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2020. Astro did incur $7,436,347 in operating expenses, which the majority of the expenses was from an impairment of the assets acquired from Confida Aerospace of $6,285,214. The impairment expense was reduced by $25,000 due to a reduction of assumed accrued expenses as the expenses were incurred. The Company also incurred $901,857 in research and development expenses from the design and engineering of the eVTOL aircraft. There was $249,276 in sales and marketing and general and administrative expenses. Other expenses were $331,185 and consist of banking and filing fees and interest expense, offset by an adjustment to prepaid corporate taxes. The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations. Astro’s continuing operations were not in operation in the year ended December 31, 2017, as they commenced May 8, 2018.

Discontinued Operations

The discontinued operations of Custom Pool are not comparable in the years ended December 31, 2018 and 2017 since Custom Pool was sold on April 30, 2018 and therefore only four months of operations is in the 2018 period.

Custom Pool had a pre-tax income of $178,300 on revenue of $1,786,911 during the year ended December 31, 2018.  The pre-tax income is a result of revenue at the resurfacing business having rebounded from a poor fourth quarter in 2017. This also improved the operating margin. Some of the improvement was offset in general and administrative expenses due to higher compensation and more employees hired in the office. Additionally, this created a higher allocation of employee expenses, such as health and workers compensation insurance.

In the year ended December 31, 2017, Custom Pool had pre-tax loss of $10,578 on revenue of $5,097,018. It had an income tax benefit of $26,490. The pre-tax loss is a result of relatively flat sales and operating margins, as well as increases in G&A compensation costs, insurance, legal, accounting and professional expenses and depreciation and amortization.

The Company had a net loss of $7,626,599 comprised of the eVTOL aircraft operations and the discontinued operations. There was also a preferred dividend accrual of $2,500 and undeclared preferred dividends of $7,500, which made the net loss available to common stockholders of $7,636,599.

Astro also had a foreign currency translation gain of $22,704 from the difference in the Canadian dollar and U.S. dollar exchange rates, which produced a comprehensive loss of $7,603,895.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $591,439 and there is $158,561 available under the terms of the note through December 31, 2018. The Company also raised an additional $1.2 million of cash in November 2018 through the issuance of a Senior Secured Convertible Promissory Note in the principal amount of $1,383,636. The first tranche of $600,000 was received in November 2018 and the second tranche of $600,000 was received in February 2019. Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The Company has prepared its consolidated financial statements for the year ended December 31, 2018 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the consolidated financial statements, for the year ended December 31, 2018 the Company had a net loss of $7,626,599, and used $1,373,936 cash in operations, and at December 31, 2018, had negative working capital of $95,862, current assets of $106,976, and an accumulated deficit of $8,011,802. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Loss (“NOL”) for tax purposes due to the net loss of $7,626,599 through the year ended December 31, 2018, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time it is not known if the Company will become profitable with the ability to use the NOL.

The Company expects to spend $1,000,000 in the next six months and then another $2,000,000 in the subsequent six months on the development of the eVTOL aircraft.

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

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB, a non-affiliate of the Company.

On March 14, 2018, 1,500,000 stock options were cancelled and two 10% Convertible Promissory Notes (“Notes”) with a six month maturity were issued to the former option holders. The principal amount was $25,000 each and there was no prepayment penalty. The Notes were convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB had the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expired ten days after the issuance of the common stock.

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

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest rate of 10%, compounded monthly.

Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $591,439 through December 31, 2018. The Company has accrued interest expense of $35,138 at December 31, 2018.

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche is payable upon the closing of the agreement, and the second tranche will be payable within ten (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. Each tranche matures 6 months after the issue date. The Company also received the second tranche of $600,000 in February 2019.

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market price in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor, the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company has 250,000,000 common shares authorized, of which 180,691,084 are available to be issued as of December 31, 2018, fulfilling this requirement.

As additional consideration for the investment, the Company issued 156,250 shares of its common stock to the Investor, valued at $89,531 at the date of issuance, plus warrants to acquire up to an aggregate 344,029 shares of the Company’s common stock at an exercise price of $0.51 per share. Upon the closing of the second tranche investment, the number of warrants issued was 421,656.  Each Warrant is exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof.

The Note has a beneficial conversion feature which was value, along with the warrants, on a relative fair value method. The warrant fair value was $171,121 and the beneficial conversion feature fair value was $523,326 for a total debt discount of $694,447. However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally, $108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018, bringing the debt discount to $592,932 at December 31, 2018.

For the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the year ended December 31, 2018, we had a net loss of $7,626,599. We had the following adjustments to reconcile net loss to cash flows from operating activities: an increase of $6,285,214 due to an impairment expense and an increase of $295,398 due to the amortization of the Senior Secured Convertible Promissory Note discounts.

We had the following changes in operating assets and liabilities: an increase of $32,657 in other receivables, an increase of $19,190 in prepaid expenses, an increase of $14,199 in deposits, an increase of $96,452 in accounts payable and accrued expenses, and a decrease of $358,355 from the discontinued operations.

As a result, we had net cash used in operating activities of $1,373,936 for the year ended December 31, 2018 which is largely due to the continued development of the eVTOL aircraft.

For the year ended December 31, 2017, there were no operations of the Company. From the discontinued operations of Custom Pool, we had a net income of $15,912 and a decrease from the discontinued operations during the period of $38,782. As a result, we had net cash used in operating activities of $22,870 for the year ended December 31, 2017.

For the year ended December 31, 2018, we did not have any cash flow from investing activities. For the year ended December 31, 2017, we had net cash used in investing activities of $10,131 from the discontinued operations of Custom Pool.

For the year ended December 31, 2018, we accrued a preferred stock dividend of $2,500, received $591,439 from a Promissory Note from the parent and received $600,000 from the issuance of the Senior Secured Convertible Promissory Note. As a result, we had net cash provided by financing activities of $1,188,939 for the year ended December 31, 2018.

For the year ended December 31, 2017, we had cash used in financing activities of $179,641 from the discontinued operations of Custom Pool.

For the year ended December 31, 2018, we had a gain on foreign currency translation of $22,704. There was no foreign currency translation in the year ended December 31, 2017.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The ASU had no effect on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting,” to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 but no earlier than an entity’s adoption date of Topic 606. The Company evaluated the impact of adopting the new guidance on the consolidated financial statements, but it does not have a material impact.

Off – Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations

The registrant has no material contractual obligations.

The long term debt repayments are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Promissory Note - MAAB	-	-	$591,439	-	-	-	$591,439
8% Senior Secured Convertible Promissory Note	$1,383,636						$1,383,636
Total Repayments	$1,383,636	$ -	$591,439	$ -	-	$ -	$1,975,075

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have any significant market risk exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm20

Consolidated Balance Sheets as of December 31, 2018 and December 31, 201721

Consolidated Statements of Operations for the years ended December 31, 2018 and 201722

Consolidated Statements of Comprehensive (Loss) Income23

Consolidated Statements of Stockholders’ Equity for the years ended

  December 31, 2018 and 201724

Consolidated Statements of Cash Flow for the years ended December 31, 2018 and 201725

Notes to Consolidated Financial Statements27

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Astro Aerospace Ltd. and Subsidiaries

Lewisville, Texas:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astro Aerospace Ltd. and Subsidiaries (the "Company"), as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a loss from operations of $7,626,599 for the year ended December 31, 2018, and a working capital deficiency of $95,862 which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tampa, Florida

April 15, 2019

Astro Aerospace Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Cash	$55,129	$-
Other Receivables	32,657	-
Prepaids	19,190	-
Assets held as Discontinued Operations	-	1,699,633
Total Current Assets	106,976	1,699,633
Acquired In-Process Research and Development	871,000	-
Deposits	14,199	-
Total Assets	$992,175	$1,699,633

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$93,952	$-
8% Senior Secured Convertible Promissory Note, net of discounts of $592,932	108,886	-
Liabilities held as Discontinued Operations	-	984,483
Total Current Liabilities	202,838	984,483

Long Term Liabilities
Promissory Note from MAAB	591,439	-
Total Liabilities	794,277	984,483
Commitments and Contingencies (Notes 1, 16 and 17)

Stockholders' Equity
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at December 31, 2018 and 2017	156	156
Series B Convertible Preferred Stock, $0.001 par value, 10,000 Shares Authorized, 10,000 Shares and 0 Shares Issued and Outstanding at December 31, 2018 and 2017	10	-
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 69,308,946 and 82,938,960 shares Issued and Outstanding at December 31, 2018 and 2017	69,309	82,939
Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	-
Common Stock	836,473	229,744
Accumulated Other Comprehensive Income	22,704	-
(Accumulated Deficit) Retained Earnings	(8,011,802)	277,467
Total Stockholders' Equity	197,898	715,150
Total Liabilities and Stockholders' Equity	$992,175	$1,699,633

The accompanying notes are an integral part of the consolidated financial statements.

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017
Revenue	$-	$-
Operating Expenses:
Sales and Marketing	60,487	-
General and Administrative	188,789	-
Research and Development	901,857	-
Impairment Expense	6,285,214	-
Total Operating Expenses	7,436,347	-
Loss from Operations	(7,436,347)	-

Other Expense
Interest Expense	318,038	-
Bank and Filing Fees	23,147	-
Miscellaneous Income	(10,000)	-
Total Other Expense	331,185	-
Loss Before Income Tax	(7,767,532)	-

Income Tax
Current	-	-
Deferred	-	-
Total Income Tax Expense	-	-
Loss from Continuing Operations, Net	(7,767,532)	-

Discontinued Operations:
Income (Loss) from Discontinued Operations	178,300	(10,578)
Income Tax (Benefit)	37,367	(26,490)
Income from Discontinued Operations, Net	140,933	15,912

Net (Loss) Income	(7,626,599)	15,912
Less: Preferred Stock Dividends	10,000	10,000
Net (Loss) Income Available to Common Stockholders	$(7,636,599)	$5,912

Net (Loss) Earnings per Common Share:
Net Loss From Continuing Operations per Common Share:
Basic	$(0.11)	$-
Diluted	$(0.11)	$-

Net Earnings From Discontinued Operations per Common Share:
Basic	$-	$-
Diluted	$-	$-

Net (Loss) Earnings per Common Share:
Basic	$(0.10)	$-
Diluted	$(0.10)	$-

Weighted Average Number of Common Shares Outstanding - Basic	73,771,722	82,938,960
Weighted Average Number of Common Shares Outstanding - Diluted	73,771,722	85,540,812

The accompanying notes are an integral part of the consolidated financial statements.

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2018	2017

Net (Loss) Income	$(7,626,599)	$15,912
Foreign Currency Translation Gain	22,704	-
Comprehensive (Loss) Income	(7,603,895)	15,912

The accompanying Notes are an integral part of the consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018 and 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	(Accumulated Deficit) Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income	Earnings	Equity

Balance at December 31, 2016	1,562,500	$156	-	$-	82,938,960	$82,939	$124,844	$-	$218,331	$-	$271,555	$697,825

Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	(10,000)	(10,000)
Stock Option Expense	-	-	-	-	-	-	-	-	11,413	-	-	11,413
Net Income	-	-	-	-	-	-	-	-	-	-	15,912	15,912

Balance at December 31, 2017	1,562,500	$156	-	$-	82,938,960	$82,939	$124,844	$-	$229,744	$-	$277,467	$715,150

Issuance of 10% Convertible Promissory Notes	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Series A Preferred Stock Dividend	-	-	-	-	-	-	-	-	-		(2,500)	(2,500)
Stock Option Expense	-	-	-	-	-	-	-	-	22,857	-	-	22,857
Acquisition of Common Stock for Common Stock of Subsidiaries	-	-	-	-	(13,668,900)	(13,669)	-	-	(202,601)	-	(660,170)	(876,440)
Issuance of Series B Convertible Preferred Stock	-	-	10,000	10	-	-	-	7,156,204	-	-	-	7,156,214
Conversion into Common Stock of the 10% Convertible Promissory Notes with Accrued Interest	-	-	-	-	-	-	-	-	52,534	-	-	52,534
Issuance of 10% Convertible Promissory Notes Conversion Shares	-	-	-	-	38,886	39	-	-	(39)	-	-	-
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note	-	-	-	-	-	-	-	-	171,121	-	-	171,121
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note	-	-	-	-	-	-	-	-	523,326	-	-	523,326
Inducement Shares Issued for the 8% Senior Secured Convertible Promissory Note	-	-	-	-	-	-	-	-	89,531	-	-	89,531
Foreign Currency Translation Gain	-	-	-	-	-	-	-	-		22,704		22,704
Net Loss	-	-	-	-	-	-	-	-	-	-	(7,626,599)	(7,626,599)

Balance at December 31, 2018	1,562,500	$156	10,000	$10	69,308,946	$69,309	$124,844	$7,156,204	$836,473	$22,704	$(8,011,802)	$197,898

The accompanying notes are an integral part of the consolidated financial statements.

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2018	2017

Cash Flow from Operating Activities:
Net (Loss) Income	$(7,626,599)	$15,912

Adjustments to Reconcile Net (Loss) Income to Net Cash Used In Operating Activities:
Impairment Expense	6,285,214	-
Amortization of Note Discounts	295,398	-

Increase (Decrease) in Cash from change in:
Other Receivables	(32,657)	-
Prepaids	(19,190)	-
Deposits	(14,199)	-
Accounts Payable and Accrued Expenses	96,452	-
Discontinued Operations, net	(358,355)	(38,782)

Net Cash Used In Operating Activities	(1,373,936)	(22,870)

Cash Flow from Investing Activity:
Discontinued Operations, net	-	(10,131)
Net Cash Used In Investing Activities	-	(10,131)

Cash Flow from Financing Activities:
Preferred Stock Dividend	(2,500)	-
Promissory Note from MAAB	591,439	-
8% Senior Secured Convertible Promissory Note	600,000	-
Discontinued Operations, net	-	(179,641)

Net Cash Provided By (Used In) Financing Activities	1,188,939	(179,641)

Effect of Foreign Currency Translation Gain	22,704	-

Net Decrease in Cash	$(162,293)	$(212,642)

Cash at the Beginning of the Year	$217,422	$430,064
Cash at the End of the Year	$55,129	$217,422

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$9,232	$32,737
Taxes	$24,930	$34,000

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Continued)

	2018	2017

Common Stock Received in Sale of Discontinued Operations	$876,440	$-
Assets Sold in Discontinued Operations for Common Stock	$1,941,259	$-
Liabilities Sold in Discontinued Operations for Common Stock	$(1,064,818)	$-
Series B Preferred Stock Issued in Acquisition of Assets	$7,156,214	$-
Acquired In-Process Research and Development	$7,181,214	$-
Accounts Payable and Accrued Liabilities Assumed in Acquisition of Assets	$25,000	$-
Conversion into Common Stock of the 10% Convertible Promissory Notes with Accrued Interest	$52,534	$-
Discounts Issued with 8% Senior Secured Convertible Promissory Notes	$101,818	$-
Allocation to Interest Expense from Debt Discount of the 8% Senior Secured Convertible Promissory Note	$163,978	$-
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note	$108,886	$-

The accompanying notes are an integral part of the consolidated financial statements.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

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

On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of December 31, 2018, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used mainly for refunds of the Goods and Services Tax in Canada.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2018 the Company had a net loss of $(7,626,599) and used $(1,373,936) cash in operations, and at December 31, 2018, had negative working capital of $(95,862), current assets of $106,976, and an accumulated deficit of $(8,011,802). The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB and the outstanding note payable balance was $591,439 and there is $158,561 available under the terms of the note at December 31, 2018. The Company has also raised funds through independent capital sources, of which the Company has a Senior Secured Convertible Promissory Note with an outstanding balance of $701,818 at December 31, 2018. Astro plans to raise additional capital in the private and public securities markets in 2019.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 2 – SALE OF COMMON STOCK OF MAJORITY STOCKHOLDERS AND RESIGNATION AND ELECTION OF THE BOARD OF DIRECTORS

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, majority stockholders controlled by Lawrence and Loreen Calarco, sold 51,711,571 common shares and 1,562,500 preferred shares to MAAB, a non-affiliate of the Company, paid from Bruce Bent, officer and director of MAAB’s personal funds resulting in a change of control of the Company.  The stock was transferred to MAAB effective March 14, 2018.  The 51,711,571 common shares and 1,562,500 preferred shares represented 62.35% and 100% of the issued and outstanding common and preferred stock of the Company.

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

NOTE 3 – SALE OF CUSTOM POOL

On April 30, 2018, pursuant to a Share Exchange Agreement dated April 16, 2018, the Company sold all of the issued and outstanding common shares of Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering, its wholly owned subsidiaries, for 13,668,900 common shares of the Company held by the Lawrence & Loreen Calarco Family Trust, an entity controlled by Lawrence Calarco and Loreen Calarco, former officers and directors of the Company.  The Board of Directors subsequently authorized the cancellation of those common shares.  After said cancellation, the total issued and outstanding common shares was 69,270,060.  The Share Exchange Agreement was approved by the Board of Directors and written consent of shareholders holding 62.35% of the voting securities of the Company as of April 16, 2018.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 3 – SALE OF CUSTOM POOL (Continued)

Custom Pool is presented as a discontinued operation in the consolidated financial statements. The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operation that are disclosed in the accompanying condensed consolidated balance sheet:

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 3 – SALE OF CUSTOM POOL (Continued)

The following is a reconciliation of the major line items constituting income of discontinued operations, net that are presented in the accompanying Consolidated Statements of Operations:

	For the Years Ended
	December 31,
	2018	2017
Major Classes of Line Items Constituting Pre-Tax Income on Discontinued Operations:
Revenue	$ 1,786,911	$ 5,097,018
Cost of Services	1,208,619	3,908,065
General and Administrative	338,877	1,004,514
Other Operating Expenses	51,370	184,573
Total Operating Expenses	1,598,866	5,097,152
Operating Income (Loss)	188,045	(134)
Other Expense	9,745	10,444
Total Pre-Tax Income (Loss) from Discontinued Operations	178,300	(10,578)
Income Tax (Expense) Benefit	(37,367)	26,490
Income from Discontinued Operations	$ 140,933	$ 15,912

NOTE 4 – ACQUSITION OF ASSETS FROM CONFIDA AEROSPACE, LTD.

On May 8, 2018, the Company entered into an Asset Purchase Agreement with Confida Aerospace Ltd. Pursuant to the Asset Purchase Agreement, the Company purchased in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. As consideration for the Asset Purchase Agreement, the Company issued Confida Aerospace Ltd., 10,000 of the Company’s Series B preferred shares (See, Note 13, “Convertible Preferred Stock”).  Each preferred share is convertible into 1,333 common shares and 1,333 warrants.  Each warrant is exercisable into one of the Company’s common shares at an exercise price of $.75.  The warrants have an exercise period of five years upon conversion. Additionally, the Company assumed $50,000 of debts incurred by Confida Aerospace Ltd. related to drone development.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 4 – ACQUSITION OF ASSETS FROM CONFIDA AEROSPACE, LTD. (Continued)

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

As well, after the initial 90 day period for the assumption of liabilities, the Company determined that it would most likely only assume $25,000 of liabilities and has adjusted the consolidated financial statements accordingly. As of December 31, 2018, the expenses related to the liabilities had been incurred and the impairment expense was reduced by $25,000 to $6,285,214.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research  and development  efforts are completed  or abandoned.  If the research  and   development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will  amortize the cost of identified  intangible  assets using amortization  methods  that reflect the pattern  in which  the economic  benefits  of the  intangible  assets are consumed  or otherwise realized. An impairment expense of $6,285,214 was incurred in the year ended December 31, 2018.

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At December 31, 2018 and 2017, the allowance for uncollected receivables was $16,653 and $16,181, respectively.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warrants

Warrants issued with the 8% Senior Secured Convertible Promissory Note are accounted for under the fair value and relative fair value method.

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option model, and recorded as a liability on the balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note.

The convertible note is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible promissory note is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the note is less than the closing common stock price on date of issuance. If the relative fair value method is used to value the convertible promissory note and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible debt is converted into by its terms. The BCF value is accounted for as equity.

The warrant and BCF relative fair values are also recorded as a discount to the convertible promissory notes. As present, these equity features of the convertible promissory notes have recorded a discount to the convertible notes that is substantially equal to the proceeds received.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2018 and 2017.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net (Loss) Earnings per Share

The Company computes (loss) earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted (loss) earnings per share on the face of the consolidated statements of operations. Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted (loss) earnings per share gives effect to all dilutive potential common shares outstanding during the period, computed using the treasury stock method for outstanding stock options and the if converted method for convertible notes and preferred stock. Dilutive (loss) earnings per share excludes all potential common shares if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the year ended December 31, 2018 due to the net loss during the year. The common stock equivalents are comprised of stock options, convertible promissory notes and the Series A and Series B Convertible Preferred Stock.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the years ended December 31, 2018 and 2017, the basic and diluted net (loss) earnings per share from continuing operations, the basic and diluted net (loss) earnings from discontinued operations and the basic and diluted net (loss) earnings per share were computed as follows:

	For the Year Ended
	December 31,
	2018	2017
Loss from Continuing Operations, net	$(7,767,532)	$-
Income from Discontinued Operations, net	140,933	15,912
Net (Loss) Income Available to Common Stockholders	(7,626,599)	15,912
Series A Preferred Stock Dividends	10,000	10,000
Net (Loss) Income Available to Common Stockholders and Assumed Conversions	$(7,636,599)	$5,912

Weighted Average Shares - Basic	73,771,722	82,938,960
Effective Dilutive Securities – Stock Options	-	1,039,352
Shares Issuable Upon Conversion of Convertible Promissory Notes	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	1,562,500
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-
Weighted Average Shares - Diluted	73,771,722	85,540,812
Net Loss Per Common Share from Continuing Operations:
Basic	$(0.11)	$-
Diluted	$(0.11)	$-
Net Earnings Per Common Share from Discontinued Operations:
Basic	$-	$-
Diluted	$-	$-
Net (Loss) Earnings Per Common Share:
Basic	$(0.10)	$-
Diluted	$(0.10)	$-

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income plus the foreign currency translation gain.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The translation of assets and liabilities for the Company’s foreign subsidiary is made at year end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the year transactions occurred.

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At December 31, 2018 and 2017 there were no assets or liabilities carried or measured at fair value.

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

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The ASU had no effect on the Company’s consolidated financial statements.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting,” to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 but no earlier than an entity’s adoption date of Topic 606. The Company evaluated the impact of adopting the new guidance on the consolidated financial statements, but it does not have a material impact.

NOTE 7 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At December 31, 2018 and 2017 the Company did not have any cash balances in excess of federally insured limits.

NOTE 8 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued liabilities as of December 31, 2018 and 2017 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its line of credit, notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

The estimated fair value of the cash, line of credit, notes payable, and loans at December 31, 2018 and 2017, were as follows:

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 8 – FAIR VALUE ESTIMATES (Continued)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At December 31, 2018:
Assets
Cash	$55,129	-	-	$55,129
Liabilities
8% Senior Secured Convertible Promissory Note, Net	-	-	$108,886	$108,886
Loan from MAAB	-	-	$591,439	$591,439

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At December 31, 2017:
Discontinued Operations:
Assets
Cash	$217,422	-	-	$217,422
Liabilities:
Bank Line of Credit	-	$12,782	-	$12,782
Notes Payable	-	$574,317	-	$645,272
Promissory Note - Stockholder	-	-	$82,228	$89,378

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 9 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche is payable upon the closing of the agreement, and the second tranche will be payable within ten (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. Each tranche matures 6 months after the issue date.

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market price in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note.  The Company has 250,000,000 common shares authorized, of which 180,691,084 are available to be issued as of December 31, 2018, fulfilling this requirement.

As additional consideration for the investment, the Company issued 156,250 shares of its common stock to the Investor, valued at $89,531 at the date of issuance, plus warrants to acquire up to an aggregate 344,029 shares of the Company’s common stock at an exercise price of $0.51 per share. Upon the closing of the second tranche investment, a number of additional warrants shall be issued equal to one quarter of the face value of the note divided by the exercise price, which shall be 110% of the volume weighted average price on the day prior to the second closing date (See Note 17, “Subsequent Events”). Each Warrant is exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof.

The Note has a beneficial conversion feature which was value, along with the warrants, on a relative fair value method. The warrant fair value (See Note 14, “Warrants”) was $171,121 and the beneficial conversion feature fair value was $523,326 for a total debt discount of $694,447. However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally, $108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018, bringing the debt discount to $592,932 at December 31, 2018.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

On March 14, 2018, 1,500,000 stock options were cancelled and two 10% Convertible Promissory Notes (“Notes”) with a six month maturity were issued to the former option  holders. The principal amount was $25,000 each and there was no prepayment penalty. The Notes were convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB had the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase was set to expire ten days after the issuance of the common stock. The option was not exercised.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 10 – CONVERTIBLE PROMISSORY NOTES (Continued)

On September 18, 2018, at the maturity of the Notes, the entire outstanding balance was converted into 38,886 shares of common stock of the Company, which included $2,534 of accrued interest. The Company issued the shares of common stock on October 22, 2018.

NOTE 11 – PROMISSORY NOTE FROM MAAB

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $591,439 through December 31, 2018. The Company has accrued interest expense of $35,138 at December 31, 2018.

NOTE 12 – INCOME TAX

As of December 31, 2018, the U.S. Federal and Florida income tax returns filed prior to 2015 are no longer subject to examination by the respective taxing authorities.

The differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31, 2018 and 2017 for discontinued operations:

	2018		2017

Income Taxes (Benefit) at Statutory Rate	$37,443	21.0%	$(3,597)	(34.0%)

Increase (Decrease) in Taxes Resulting From:
State Taxes, net of Federal Tax Benefit	(76)	-	(2,062)	(19.5%)
Graduated Tax Rates	-	-	(10,016)	(94.7%)
Reduction in Federal Income Tax Rate	-	-	(8,681)	(82.1%)
Other, Net	-	-	(2,134)	(20.1%)
Income Taxes	$37,367	21.0%	$(26,490)	(250.4%)

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 12 – INCOME TAX (Continued)

Deferred income taxes primarily relate to differences between the amounts recorded for financial reporting purposes and the amounts recorded for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2018, and 2017:

Deferred Income Tax Assets (Liabilities):	2018	2017
Net Operational Loss Carryforwards	$1,522,188	$-
Intangible Assets	228,699	-
Research & Development Costs	165,505	-
Organizational Costs	-	41,476
Depreciation	-	(74,910)
Other, Net	(21,296)	15,524
Gross Deferred Income Tax Assets (Liabilities)	$1,895,096	$(17,910)
Less: Valuation Allowance	(1,895,096)	-
Net Deferred Income Tax Asset	$-	$(17,910)

At December 31, 2018, the Company has net operating loss carryforwards of approximately $654,000 available to offset future taxable income with no expiration. Realization of the deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore the Company has established a 100% valuation allowance.

NOTE 13 – CONVERTIBLE PREFERRED STOCK

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

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB, a non-affiliate of the Company. Cumulative undeclared Series A Preferred dividends were $7,500 at December 31, 2018.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 13 – CONVERTIBLE PREFERRED STOCK (Continued)

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

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of the Series B Preferred Stock shall share pro rata with the holders of the common stock, on an as if converted basis.

NOTE 14 – WARRANTS

As part of the 8% Senior Secured Convertible Promissory Note issuance, the Company issued warrants to acquire up to an aggregate 344,029 shares of the Company’s common stock at an exercise price of $0.51 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on November 21, 2018, date of issuance, $0.57, strike price $0.51, time to expiration, five years, five year Treasury constant maturity rate, 2.33%, volatility 253% and no dividend yield. The result was a fair value of $0.5676 per warrant or $195,271 in aggregate. This fair value was reduced with the relative fair value method when including the beneficial conversion feature of the convertible note (See Note 9, “8% Senior Secured Convertible Promissory Note”) to $171,121. The warrant relative fair value was added to additional paid in capital – common stock. Upon funding of the second tranche of the convertible note, additional warrants will be issued equal to one quarter of the face value of the note divided by the exercise price, which shall be 110% of the volume weighted average price on the day prior to the second closing date. A summary of the warrant activity follows:

	Warrants Outstanding	Exercise Price per Share	Price per Share on Date of Issuance
Balance, December 31, 2017	-	-	-
Granted - Confida Acquisition	13,330,000	$0.75	$1.00
Convertible Promissory Note	344,029	0.51	0.57
Expired	-	-	-
Balance, December 31, 2018	13,674,029	0.51-0.75	0.57-1.00

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity (see Note 10, “Convertible Promissory Notes”). Consequently, there are 7,000,000 shares available for issuance at December 31, 2018.

A summary of the stock option activity over the years ended December 31, 2018 and 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2016	3,250,000	$ 0.0367	4.3 Years	$ 54,429
Granted	-	-	-	-
Outstanding at December 31, 2017	3,250,000	$ 0.0367	3.3 Years	$ 56,125
Exercisable at December 31, 2017	2,153,014	$ 0.037	3.3 Years	$ 36,823

Outstanding at Dec. 31, 2017	3,250,000	$0.0367	3.3 Years	$ 56,125
Options Cancelled	(3,250,000)	-	-	-
Outstanding at December 31, 2018	-	-	-	-
Exercisable at December 31, 2018	-	-	-	-

The Company expensed $22,857 and $11,413 of stock option compensation for the years ended December 31, 2018 and 2017 respectively. The unamortized stock option compensation of $20,574 as of March 14, 2018 was expensed in the year ended December 31, 2018.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 And 2017 And For The Years Then Ended

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through April 15, 2018 (the financial statement issuance date) and noted the following disclosure:

In February 2019, the second tranche of the 8% Senior Secured Convertible Promissory Note was issued with a principal amount of $681,818, an OID of $81,818 and proceeds to the Company of $600,000. Additional warrants of 421,656 were issued pursuant to the Note Agreement.

On February 11, 2019, the Company issued the 156,250 inducement shares for the issuance of the 8% Senior Secured Convertible Promissory Note.

On February 13, 2019, the Company engaged Rok Marketing, Inc. to market the Company and its stock. The compensation is $100,000 in cash payable upon execution of the agreement and 100,000 shares of common stock, also payable on the date of execution.

On February 22, 2019, Oasis Capital converted $55,387 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.23 into 215,054 shares of the Company’s common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2018, the Company has undergone operational and management changes, specifically with the sale of the discontinued operations and the acquisition of the new eVTOL aircraft in-process research and development and trademarks. In light of these changes management has assessed its internal controls and procedures.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management and has been deemed to be a material weakness in our internal control.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this Annual Report.

Our management, including our chief executive officer/chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting, or any system we design or implement in the future, will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following persons listed below have been retained to provide services as director until the qualification and election of his successor.  All holders of common stock will have the right to vote for directors.

The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers' performance of specific business functions.  The board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the registrant.  A director shall be elected by the shareholders to serve until the next annual meeting of shareholders, or until his or her death, or resignation and his or her successor is elected.

The Executive Officers and Directors are:

Name	Position	Term(s) of Office
Bruce Bent	Chief Executive Officer	March 22, 2018 to present
	Director	March 22, 2018 to present
	Chief Financial Officer	March 22, 2018 to present

Paul F. Beard	Director	April 30, 2018 to present

Resumes

Bruce Bent, age 62, has been the CEO and director of the Company since March 22, 2018.  From September 18, 2017 to present, Mr. Bent has acted as Chief Executive Officer and Director of MAAB Global Limited.  Mr. Bent is President of Matthews Development (Alberta) Inc. a Canadian based project management company and is Chief Financial Officer of Matthews Acquisitions LLC, a holding company for the Matthews Group of Companies in the United States.  Mr. Bent is Chairman and Director of Enerdynamic Hybrid Technologies Corp, a TSXV listed company.  Mr. Bent received a Bachelor of Commerce from the University of Manitoba in April, 1981.

Paul F. Beard, age 56, has been a director of the Company since April 30, 2018.  Mr. Beard has been the CEO of Uavignix since November of 2014 to the present and was the CTO of Horizon Hobby from May of 2005 through November of 2014.  Mr. Beard received a BSC from UMIST in Manchester, UK in April, 1984.

Significant Employees

We have no significant employees who are not executive officers.

Family Relationships

No officer or director of the registrant has a family relationship with any other member of the registrant.

Directorships

None

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

•has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Engaging in any type of business practice; or

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

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

      was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person

Not applicable.

Code of Ethics

The Company adopted a written code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller and any persons performing similar functions.

Corporate Governance

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to officers and board of directors during the fiscal years ended December 31, 2018 and 2017. The table sets forth this information for salary, bonus, and certain other compensation to the board of directors and named executive officers for the past two fiscal years and includes all board of directors and officers as of December 31, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bruce Bent	2018	0	0	0	0	0	0	0	0
CEO, CFO, Director	2017	0	0	0	0	0	0	0	0

Lawrence Calarco(1)	2018	0	0	0	0	0	0	0	0
Former CEO, Former Director	2017	208,000	10,000	0	0	0	0	0	218,000

Charles Dargan II	2018	6,250	0	0	0	0	0	0	6,250
Former CFO, Former Director, Former Principal Accounting Officer	2017	25,000	0	0	0	0	0	0	25,000

Loreen Calarco(1)	2018	0	0	0	0	0	0	0	0
Former COO, Former Director	2017	78,000	10,000	0	0	0	0	0	88,000

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity (see Note 10, “Convertible Promissory Notes”). Consequently, there are 7,000,000 shares available for issuance at December 31, 2018.

A summary of the stock option activity over the years ended December 31, 2018 and 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2016	3,250,000	$ 0.0367	4.3 Years	$ 54,429
Granted	-	-	-	-
Outstanding at December 31, 2017	3,250,000	$ 0.0367	3.3 Years	$ 56,125
Exercisable at December 31, 2017	2,153,014	$ 0.037	3.3 Years	$ 36,823

Outstanding at Dec. 31, 2017	3,250,000	$0.0367	3.3 Years	$ 56,125
Options Cancelled	(3,250,000)	-	-	-
Outstanding at December 31, 2018	-	-	-	-
Exercisable at December 31, 2018	-	-	-	-

The Company expensed $22,857 and $11,413 of stock option compensation for the years ended December 31, 2018 and 2017 respectively. The unamortized stock option compensation of $20,574 as of March 14, 2018 was expensed in the year ended December 31, 2018.

Limitation on Liability and Indemnification

We are a Nevada corporation. The Nevada Revised Statutes (“NRS”) provides that the articles of incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of our directors or our shareholders for monetary damages to the fullest extent provided by the NRS.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the beneficial ownership of our common stock, as of April 15, 2019, by:

•All of our current directors and executive officers, individually; and

•All persons who beneficially own more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 70,081,444 shares of our common stock outstanding as of April 15, 2019.  The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Each person named in the table has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of the following persons listed below is c/o Astro Aerospace Ltd., 320 W. Main Street, Lewisville, TX 75057.

Name and Address	Amount	Percentage
Bruce Bent (1)	51,211,571 (indirect)	73.07%
320 W. Main Street
Lewisville, TX 75057

Paul F. Beard	0	0%
320 W. Main Street
Lewisville, TX 75057

All Officers and Directors as a Group (2 persons)	51,211,571 (indirect)	73.07%

(1)These shares are held by MAAB Global Limited.  Bruce Bent is the owner and president of MAAB Global Limited.

Changes in Control

There are no present arrangements or pledges of our securities that may result in a change in control of the registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $591,439 through December 31, 2018. The Company has accrued interest expense of $35,138 at December 31, 2018.

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

Director Independence

Our Common Stock is currently quoted on the OTCQB, which does not impose specific standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. In accordance with the rules of the SEC, we determine the independence of our directors by reference to the rules of The Nasdaq Stock Market (“NASDAQ”). In accordance with such rules, the Board has determined that we have one independent director, Mr. Beard. There were no transactions, relationships or arrangements not disclosed under the caption “Certain Relationships and Related Transactions” of this prospectus that were considered by the Board of Directors under the applicable independence definitions in determining that Mr. Beard was independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have incurred fees and expenses from Hacker, Johnson & Smith PA of $42,500 and $50,000, respectively, for the 2018 and 2017 fiscal years.  Fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-Q and 10-K. The fees in 2018 and 2017 included $5,000 related to Form 10K.  The fees for 2018 included $5,000 for each quarterly review, $5,000 for Form S-1 and $2,300 for Form 10-K.

Tax Fees

We have incurred fees of $5,500 and $5,500, respectively, for the 2018 and 2017 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2018 and 2017 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Hacker, Johnson & Smith PA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

  December 31, 2018 and 2017

Consolidated Statements of Operation:

  For the years ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive (Loss) Income:

  For the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity

  For the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows:

  For the years ended December 31, 2018 and 2017

Notes to Financial Statements

  For the years ended December 31, 2018 and 2017

 (a)(2) List of Financial Statement schedules included in Part IV hereof:  None

 (a)(3) Exhibits

 The following exhibits are included herewith:

Exhibit No.      Description

31Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

No.	Description	Filed With	Date Filed
3.1(a)	Articles of Incorporation dated March 27, 2007	Form S-1	11/13/2015
3.1(b)	Amendment to Articles of Incorporation dated May 1, 2009	Form S-1	11/13/2015
3.1(c)	Amendment to Articles of Incorporation dated September 16, 2011	Form S-1/A
3.1(d)	Amendment to Articles of Incorporation dated January 31, 2014	Form S-1/A
3.1(e)	Amendment to Articles of Incorporation dated July 3, 2014	Form S-1	11/13/2015
3.1(f)	Amendment to Articles of Incorporation dated March 27, 2018	Form 8-K	4/2/2018
3.2	Bylaws	Form S-1	11/13/2015
10.1	Code of Ethics Policy	Form S-1	11/13/2015
10.2	Key Man Insurance Policy dated July 15, 2015	Form S-1	11/13/2015
10.3	Employment Agreement by and between Custom Pool & Spa Mechanics, Inc. and Larry Calarco dated May 1, 2014	Form S-1	11/13/2015
10.4	Employment Agreement by and between Custom Pool & Spa Mechanics, Inc. and Loreen Calarco dated May 1, 2014	Form S-1	11/13/2015
10.5	Agreement by and between CPSM, Inc. and CFO 911 dated February 18, 2015	Form S-1	11/13/2015
10.6	Contract re: Whaler Street dated August 2, 2015	Form S-1	11/13/2015
10.7	Promissory note between Custom Pool & Spa Mechanics, Inc. and Lawrence Calarco dated June 3, 2014	Form S-1/A	11/13/2015
10.8	Asset Purchase Agreement between CPSM, Inc. and Sundook Advanced Pool Services LLC dated 1/5/2016	Form 10-K	3/30/2016
10.9	Mutual General Release Agreement	Form 10-K	3/30/2016
10.10	Non-exclusive applicator license agreement between Custom Pool Plastering, Inc. and Pebble Technology, Inc., dated March 8, 2016	Form 8-K	6/21/2016
10.11	Real estate contract between Custom Pool & Spa Mechanics, Inc. and Luke Walker, dated July 14, 2016	Form 8-K	7/15/2016
10.12

Share exchange agreement by and among Custom Pool & Spa

Mechanics, Inc. and Custom Pool Plastering, the registrant as the sole shareholder of Custom Pool & Spa Mechanics, Inc. and

Custom Pool Plastering and Lawrence & Loreen Calarco Family

Trust, dated April 16, 2018

		Form 8-K	5/8/2018
10.13	Asset Purchase Agreement between Confida Aerospace Ltd. and Astro Aerospace Ltd.	Form 8-K	5/14/2018
10.14	Securities Purchase Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.15	Registration Rights Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.16	Senior Secured Convertible Promissory Note between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.17	Common stock purchase warrant between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.18	Security Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Bruce BentApril 15, 2019

Bruce Bent

Chief Executive Officer

Chief Financial Officer

Director