Form 10-Q
period 2019-03-31
Astro Aerospace Ltd.
filed 2019-06-24
CIK 1425203

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2019

-OR-

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

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

Large accelerated filer [ ]	Non-accelerated Filer [ ]
Accelerated filer [ ]	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]      ☐ [x]

The number of outstanding shares of the registrant's common stock as of June 24, 2019: 71,410,623

ASTRO AEROSPACE LTD.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	32

SIGNATURES	33

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash	$ 25,110	$ 55,129
Other Receivables	37,665	32,657
Prepaids	17,623	19,190
Total Current Assets	80,398	106,976

Acquired In-Process Research and Development	871,000	871,000
Deposits	11,248	14,199
Total Assets	$ 962,646	$ 992,175

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 99,690	$ 93,952
8% Senior Secured Convertible Promissory Note, net of discounts of $796,317 at March 31, 2019 and $592,932 at December 31, 2018	493,299	108,886
Total Current Liabilities	592,989	202,838

Long Term Liabilities
Promissory Note from MAAB	248,688	591,439
Total Liabilities	841,677	794,277

Commitments and Contingencies (Notes 1, 15 and 16 )

Stockholders' Equity

Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at March 31, 2019 and December 31, 2018	156	156
Series B Convertible Preferred Stock, $0.001 par value, 10,000 Shares Authorized, 10,000 Shares Issued and Outstanding at March 31, 2019 and December 31, 2018	10	10
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 69,830,250 and 69,308,946 shares Issued and Outstanding at March 31, 2019 and December 31, 2018	69,830	69,309

Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	7,156,204
Common Stock	1,454,981	836,473
Accumulated Other Comprehensive Income	23,369	22,704
Accumulated Deficit	(8,708,425)	(8,011,802)
Total Stockholders' Equity	120,969	197,898
Total Liabilities and Stockholders' Equity	$ 962,646	$ 992,175

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$ -	$ -
Operating Expenses:
Sales and Marketing	110,943	-
General and Administrative	38,767	-
Research and Development	111,419	-
Total Operating Expenses	261,129	-
Loss from Operations	(261,129)	-

Other Expense (Income)
Interest Expense, Net	432,930	-
Bank and Filing Fees	4,484	-
Other Income	(1,920)	-
Total Other Expense	435,494	-

Loss Before Income Tax	(696,623)	-

Income Tax
Current	-	-
Deferred	-	-
Total Income Tax Expense	-	-

Loss from Continuing Operations, Net	(696,623)	-

Discontinued Operations:
Income from Discontinued Operations	-	216,187
Income Tax	-	37,367
Income from Discontinued Operations, Net	-	178,820

Net (Loss) Income	(696,623)	178,820
Less: Preferred Stock Dividends	2,500	2,500
Net (Loss) Income Available to Common Stockholders	$ (699,123)	$ 176,320

Net (Loss) Earnings per Common Share:
Net Loss From Continuing Operations per Common Share:
Basic	$ (0.01)	$ -
Diluted	$ (0.01)	$ -

Net Earnings From Discontinued Operations per Common Share:
Basic	$ -	$ -
Diluted	$ -	$ -

Net (Loss) Earnings per Common Share:
Basic	$ (0.01)	$ -
Diluted	$ (0.01)	$ -

Weighted Average Number of Common Shares Outstanding - Basic	69,483,743	82,938,960
Weighted Average Number of Common Shares Outstanding - Diluted	69,483,743	86,689,717

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Other Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net (Loss) Income	$ (696,623)	$ 178,820
Foreign Currency Translation Gain	665	-
Comprehensive (Loss) Income	(695,958)	178,820

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income	Deficit)	Equity

Balance at December 31, 2017	1,562,500	$156	-	$ -	82,938,960	$ 82,939	$ 124,844	$ -	$ 229,744	$ -	$ 277,467	$ 715,150

Issuance of 10% Convertible Promissory Notes (Unaudited)	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Preferred Stock Dividend (Unaudited)	-	-	-	-	-	-	-	-		-	(2,500)	(2,500)
Stock Option Expense (Unaudited)	-	-	-	-	-	-	-	-	2,283	-	-	2,283
Net Income (Unaudited)	-	-	-	-	-	-	-	-	-	-	178,820	178,820

Balance at March 31, 2018 (Unaudited)	1,562,500	$156	-	$ -	82,938,960	$ 82,939	$ 124,844	$ -	$ 182,027	$ -	$ 453,787	$ 843,753

Balance at December 31, 2018	1,562,500	$156	10,000	$ 10	69,308,946	$ 69,309	$ 124,844	$ 7,156,204	$ 836,473	$ 22,704	$ (8,011,802)	$ 197,898

Issuance of Inducement common shares (Unaudited)	-	-	-	-	156,250	156	-	-	(156)	-	-	-
First Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	215,054	215	-	-	55,172	-	-	55,387
Second Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	150,000	150	-	-	38,483	-	-	38,633
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note - 2nd Tranche (Unaudited)	-	-	-	-	-	-	-	-	121,320	-	-	121,320
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note - 2nd Tranche (Unaudited)	-	-	-	-	-	-	-	-	403,689	-	-	403,689
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	665		665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(696,623)	(696,623)

Balance at March 31, 2019 (Unaudited)	1,562,500	$156	10,000	$ 10	69,830,250	$ 69,830	$ 124,844	$ 7,156,204	$ 1,454,981	$ 23,369	$ (8,708,425)	$ 120,969

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flow from Operating Activities:
Net (Loss) Income	$(696,623)	$178,820

Adjustments to Reconcile Net (Loss) Income to Net Cash (Used In) Provided By Operating Activities:
Amortization of Note Discounts	403,442	-

Increase (Decrease) in Cash from change in:
Other Receivables	(5,008)	-
Prepaids	1,567	-
Deposits	2,951	-
Accounts Payable and Accrued Expenses	5,738	-
Discontinued Operations, net	-	190,494
Net Cash (Used In) Provided By Operating Activities	(287,933)	369,314

Cash Flow from Financing Activities:
Promissory Note from MAAB	(342,751)	-
8% Senior Secured Convertible Promissory Note	600,000	-
Discontinued Operations, net	-	(27,435)
Net Cash Provided By (Used In) Financing Activities	257,249	(27,435)

Effect of Foreign Currency Translation Gain	665	-

Net (Decrease) Increase in Cash	$(30,019)	$341,879

Cash at the Beginning of the Period	$55,129	$217,422
Cash at the End of the Period	$25,110	$559,301

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$2,401	$7,089
Taxes	$-	$24,930

Supplemental Disclosures of Non-Cash Information:
10% Convertible Promissory Notes Issued in Exchange for Stock Options	$-	$50,000
Conversion of 8% Senior Secured Convertible Promissory Notes into Common Stock	$94,020	$-
Discounts Issued with 8% Senior Secured Convertible Promissory Notes	$606,827	$-
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note	$403,441	$-

The accompanying Notes are an integral part of the condensed consolidated financial statements

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of March 31, 2019, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used mainly for refunds of the Goods and Services Tax in Canada.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2019 the Company had a net loss of $(696,623) and used $(287,933) cash in operations, and at March 31, 2019, had negative working capital of $(512,591), current assets of $80,398, and an accumulated deficit of $(8,708,425). The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB, and the outstanding note payable balance was $248,688 and there is $501,312 available under the terms of the note at March 31, 2019. The Company has also raised funds through independent capital sources, of which the Company has a Senior Secured Convertible Promissory Note (See Note 9, “8% Senior Secured Convertible Promissory Note”) with an outstanding balance of $1,289,616 at March 31, 2019. Astro plans to raise additional capital in the private and public securities markets in 2019.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SALE OF CUSTOM POOL (Continued)

	Three Months Ended
	March 31,
	2019	2018
Major Classes of Line Items Constituting Pre-Tax Income on Discontinued Operations:
Revenue	$ -	$ 1,361,373
Cost of Services	-	846,621
General and Administrative	-	252,010
Other Operating Expenses	-	38,854
Total Operating Expenses	-	1,137,485
Operating Income	-	223,888
Other Expense	-	(7,701)
Total Pre-Tax Income from Discontinued Operations	-	216,187
Income Tax Expense	-	(37,367)
Income from Discontinued Operations, Net	$ -	$ 178,820

NOTE 4 – ACQUISITION OF ASSETS FROM CONFIDA AEROSPACE, LTD.

On May 8, 2018, the Company entered into an Asset Purchase Agreement with Confida Aerospace Ltd. Pursuant to the Asset Purchase Agreement, the Company purchased in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. As consideration for the Asset Purchase Agreement, the Company issued Confida Aerospace Ltd., 10,000 of the Company’s Series B preferred shares (See Note 11, “Convertible Preferred Stock”).  Each preferred share is convertible into 1,333 common shares and 1,333 warrants.  Each warrant is exercisable into one of the Company’s common shares at an exercise price of $.75.  The warrants have an exercise period of five years upon conversion. Additionally, the Company assumed $50,000 of debts incurred by Confida Aerospace Ltd. related to drone development.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – ACQUISITION OF ASSETS FROM CONFIDA AEROSPACE, LTD. (Continued)

Further analysis of the IPRD determined that the recoverability of the fair value carrying amount was not probable and an impairment expense of $6,310,214 was incurred to reduce the carrying value of the net assets to $871,000, which approximates cost.

After the initial 90 day period for the assumption of liabilities, the Company determined that it would most likely only assume $25,000 of liabilities and adjusted the condensed consolidated financial statements accordingly. As of March 31, 2019, the expenses related to the liabilities had been incurred.

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's condensed consolidated financial position  as of March 31, 2019 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited, condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December  31, 2018, included in the Company's Form 10-K, which was filed with the SEC on April 15, 2019.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern  in which the economic benefits of the intangible assets are consumed or otherwise realized. There was no impairment expense incurred in the three month periods ended March 31, 2019 and 2018.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The convertible promissory note is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible promissory note is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the note is less than the closing common stock price on date of issuance. If the relative fair value method is used to value the convertible promissory note and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible debt is converted into by its terms. The BCF value is accounted for as equity.

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

Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2019 and December 31, 2018.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset. The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net (Loss) Earnings per Share

The Company computes (loss) earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted (loss) earnings per share on the face of the condensed consolidated statements of operations. Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted (loss) earnings per share gives effect to all dilutive potential common shares outstanding during the period, computed using the treasury stock method for outstanding stock options and the if converted method for convertible notes and preferred stock. Dilutive (loss) earnings per share excludes all potential common shares if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the three months ended March 31, 2019 due to the net loss during the period. The common stock equivalents are comprised of stock options, convertible promissory note and the Series A and Series B Convertible Preferred Stock.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the three months ended March 31, 2019 and 2018, the basic and diluted net (loss) earnings per share from continuing operations, the basic and diluted net (loss) earnings from discontinued operations and the basic and diluted net (loss) earnings per share were computed as follows:

	Three Months Ended
	March 31,
	2019	2018
Loss from Continuing Operations, net	$(696,623)	-
Income from Discontinued Operations, net	$-	$178,820
Net (Loss) Income Available to Common Stockholders	$(696,623)	$178,820
Series A Preferred Stock Dividends	2,500	2,500
Net (Loss) Income Available to Common Stockholders and Assumed Conversions	$(699,123)	$176,320

Weighted Average Shares - Basic	69,483,743	82,938,960
Effective Dilutive Securities – Stock Options	-	1,710,051
Shares Issuable Upon Conversion of Convertible Promissory Notes	-	478,206
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	1,562,500
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-
Weighted Average Shares - Diluted	69,483,743	86,689,717
Net Loss Per Common Share from Continuing Operations:
Basic	$(0.01)	$-
Diluted	$(0.01)	$-
Net Earnings Per Common Share from Discontinued Operations:
Basic	$-	$-
Diluted	$-	$-
Net (Loss) Earnings Per Common Share:
Basic	$(0.01)	$-
Diluted	$(0.01)	$-

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value Measurement

GAAP establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At March 31, 2019 and December 31, 2018 there were no assets or liabilities carried or measured at fair value.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) which will require lessees to recognize on the condensed consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the condensed consolidated balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the condensed consolidated financial statements. The ASU is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The ASU had no effect on the Company’s condensed consolidated financial statements.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting,” to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 but no earlier than an entity’s adoption date of Topic 606. The Company evaluated the impact of adopting the new guidance on the condensed consolidated financial statements, but it does not have a material impact.

NOTE 7 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At March 31, 2019 and December 31, 2018 the Company did not have any cash balances in excess of federally insured limits.

NOTE 8 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued liabilities as of March 31, 2019 and December 31, 2018 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its notes payable in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – FAIR VALUE ESTIMATES (Continued)

The estimated fair value of the cash and notes payable at March 31, 2019 and December 31, 2018, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At March 31, 2019:
Assets
Cash	$ 25,110			$ 25,110
Liabilities
8% Senior Secured Convertible Promissory Note			$ 493,299	$ 493,299
Promissory Note from MAAB			$ 248,688	$ 248,688

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At December 31, 2018:
Assets
Cash	$ 55,129			$ 55,129
Liabilities
8% Senior Secured Convertible Promissory Note			$ 108,886	$ 108,886
Promissory Note from MAAB			$ 591,439	$ 591,439

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche was payable upon the closing of the agreement, and the second tranche was payable within ten (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. The second tranche was issued on February 12, 2019 in the principal amount of $681,818, with an OID of $81,818 and the Company received proceeds of $600,000. Each tranche matures 6 months after the issue date, the first tranche maturing on May 21, 2019 and the second tranche maturing on August 12, 2019.

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of April 30, 2019, 159,164,018 available to be issued.

As additional consideration for the investment, the Company issued 156,250 shares of its common stock to the Investor, valued at $89,531 at the date of issuance, plus warrants to acquire up to an aggregate 344,029 shares of the Company’s common stock at an exercise price of $0.51 per share. Upon the closing of the second tranche in February 2019, the Company issued additional warrants to acquire up to an aggregate 421,656 shares of the Company’s common stock at an exercise price of $0.40 per share. Each Warrant is exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof.

The Note has a beneficial conversion feature for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value (See Note 13, “Warrants”) was $171,121 and the beneficial conversion feature fair value was $523,326 for a total debt discount of $694,447. However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally, $108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018, with an additional $244,993 amortized to interest in the three months ended March 31, 2019, bringing the debt discount to $347,939 at March 31, 2019.

In the second tranche, the warrant fair value (See Note 13, “Warrants”) was $121,320 and the beneficial conversion feature fair value was $403,689 for a debt discount of $525,009. Including the $81,818 of OID, the total debt discount is $606,827. In the three months ended March 31, 2019, $158,449 of the debt discount was amortized into interest expense.

On February 22, 2019, the Investor converted $55,387 in principal amount of the Notes into 215,054 shares of the Company’s common stock. Likewise, on March 19, 2019, Oasis converted $38,633 in principal amount of the Note into 150,000 shares of the Company’s common stock. However, the conversion share calculation was incorrect for the March 19, 2019 conversion of the $38,633 in principal amount of the Note and was 26,712 shares less than what it should have been. These shares, as well as the conversion pricing formula methodology, are being renegotiated by the Company and the Investor, with a resolution expected by the end of June 2019.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

On March 14, 2018, 1,500,000 stock options were cancelled and two 10% Convertible Promissory Notes (“Notes”) with a six month maturity were issued to the former option  holders. The principal amount was $25,000 each and there was no prepayment penalty. The Notes were convertible into the Company’s common stock based upon the average of the previous ten trading days’ closing price of the stock, at the maturity date of the Notes. Upon conversion of the notes, Bruce Bent or MAAB Global Limited had the option to purchase the common stock issued at a 5% discount to the average closing price of the stock over the previous 10 trading days. The option to purchase expired ten days after the issuance of the common stock. The option was not exercised.

On September 18, 2018, at the maturity of the Notes, the entire outstanding balance was converted into 38,886 shares of common stock of the Company, which included $2,534 of accrued interest. The Company issued the shares of common stock on October 22, 2018.

NOTE 11 – PROMISSORY NOTE FROM MAAB

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $248,688 through March 31, 2019. The Company has accrued interest expense of $55,966 at March 31, 2019. A portion of the proceeds from the Oasis 8% Senior Secured Convertible Promissory Note was used to repay a portion of the Promissory Note from MAAB in the three months ended March 31, 2019.

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

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB, a non-affiliate of the Company. Cumulative undeclared Series A Preferred dividends were $10,000 at March 31, 2019.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONVERTIBLE PREFERRED STOCK (Continued)

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

NOTE 13 - WARRANTS

As part of the 8% Senior Secured Convertible Promissory Note issuance, the Company issued warrants in the first tranche to acquire up to an aggregate 344,029 shares of the Company’s common stock at an exercise price of $0.51 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on November 21, 2018, date of issuance, $0.57, strike price $0.51, time to expiration, five years, five year Treasury constant maturity rate, 2.33%, volatility 253% and no dividend yield. The result was a fair value of $0.5676 per warrant or $195,271 in aggregate. This fair value was reduced with the relative fair value method when including the beneficial conversion feature of the convertible note (See Note 9, “8% Senior Secured Convertible Promissory Note”) to $171,121. The warrant relative fair value was added to additional paid in capital – common stock.

In the second tranche, the Company issued warrants to acquire up to an aggregate 421,656 shares of the Company’s common stock at an exercise price of $0.40 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on February 12, 2019, date of issuance, $0.33, strike price $0.40, time to expiration, five years, five year Treasury constant maturity rate, 2.34%, volatility 173% and no dividend yield. The result was a fair value of $0.35 per warrant or $147,580 in aggregate. This fair value was reduced with the relative fair value method when including the beneficial conversion feature of the convertible note (See Note 9, “8% Senior Secured Convertible Promissory Note”) to $121,320. The warrant relative fair value was added to additional paid in capital – common stock. There were no warrants issued during the three months ended March 31, 2018. A summary of the subsequent warrant activity is as follows:

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – WARRANTS (Continued)

	Warrants	Exercise	Price per Share on Date of
	outstanding	price per share	Issuance

Balance, December 31, 2017	-	-	-
Granted – Confida Acquisition (May 8, 2018)	13,330,000	$0.75	$1.00
Convertible Promissory Note (Nov. 21, 2018)	344,029	0.51	0.57

Balance, December 31, 2018	13,674,029	0.51 – 0.75	0.57 – 1.00
Granted – Convertible Promissory Note	421,656	0.40	0.33
Balance – March 31, 2019	14,095,685	0.40 – 0.75	0.33 – 1.00

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity (see Note 10, “Convertible Promissory Notes”). Consequently, there are 7,000,000 shares available for issuance at March 31, 2019.

A summary of the stock option activity over the three months ended March 31, 2019 and 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2017	3,250,000	$ 0.0367	3.3 Years	$ 56,125
Options Cancelled	(3,250,000)	-	-	-
Outstanding at March 31, 2018	-	-	-	-
Exercisable at March 31, 2018	-	-	-	-

Outstanding at December 31, 2018	-	-	-	-
Outstanding at March 31, 2019	-	-	-	-

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – 2014 STOCK AWARDS PLAN (Continued)

The Company expensed $2,283 of stock option compensation for the three months ended March 31, 2018. The unamortized stock option compensation of $20,574 as of March 14, 2018 was expensed in the year ended December 31, 2018.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through June 19, 2019 (the condensed consolidated financial statement issuance date) and noted the following disclosures:

The Company had six additional conversions of the first tranche of the 8% Senior Secured Convertible Promissory Note during the second quarter of 2019. On April 3, 2019, the Investor converted $75,000 principal amount of the Note into 251,194 shares of the Company’s common stock at a conversion price of $0.298575. On April 15, 2019, the Investor converted $75,000 principal amount of the Note into 251,194 shares of the Company’s common stock at a conversion price of $0.298575.  On April 26, 2019, the Investor converted $75,000 principal amount of the Note into 251,194 shares of the Company’s common stock at a conversion price of $0.298575.  On May 6, 2019, the Investor converted $75,000 principal amount of the Note into 251,194 shares of the Company’s common stock at a conversion price of $0.298575.  On May 24, 2019, the Investor converted $36,445 principal amount of the Note into 125,597 shares of the Company’s common stock at a conversion price of $0.290175.  On June 4, 2019, the Investor converted $36,428 principal amount of the Note into 150,000 shares of the Company’s common stock at a conversion price of $0.242850. On June 10, 2019, the Investor converted $26,539 principal amount of the Note into 150,000 shares of the Company’s common stock at a conversion price of $0.176925. On June 13, 2019, the Investor converted $19,462 principal amount of the Note into 150,000 shares of the Company’s common stock at a conversion price of $0.129745. After the conversions of the Note, the outstanding principal balance is $916,052.

The first tranche of the 8% Senior Secured Convertible Promissory Note matured on May 21, 2019. The Company and the Investor have verbally agreed to extend the maturity to December 31, 2019 and the Company expects to have all terms and documentation completed by the end of June 2019. As part of that discussion, the Company and the Investor are negotiating an incorrect conversion calculation related to the March 19, 2019 conversion which should have had 26,712 shares more than were issued, as well as negotiating the conversion pricing formula methodology.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Corporate Events

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

Sale of Custom Pool and Spa Mechanics, Inc. and Custom Pool Plastering, Inc.

On April 30, 2018, pursuant to a Share Exchange Agreement dated April 16, 2018, the Company exchanged all of the issued and outstanding common shares of Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering, its wholly owned subsidiaries, for 13,668,900 common shares of the Company held by the Lawrence & Loreen Calarco Family Trust, an entity controlled by Lawrence & Loreen Calarco, former officers and directors of the Company. The Board of Directors subsequently authorized the cancellation of those common shares.  After said cancellation, the total issued and outstanding common shares was 69,270,060.  The Share Exchange Agreement was approved by the Board of Directors and written consent of shareholders holding 62.35% of the voting securities of the Company as of April 16, 2018.

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

Current Operations – Astro Aerospace, Ltd.

Astro Aerospace Ltd. (“Astro” or the “Company) has acquired the software, firmware and hardware for Version 1.0 of a manned drone which has executed multiple flights. It is Astro’s goal to transform how people and things get from place to place. This will be done by making safe, affordable user-friendly autonomous manned and unmanned Electrical Vertical Take-Off and Landing (eVTOL) aircraft available to the mass market anywhere. Astro is currently working on Version 2.0 of the drone product which will feature design changes which enhance the top speed and length of time the drone can stay in the air and also adding additional safety features. The target market will be government, private sector operators and individuals for a wide range of commercial, logistical and personal uses.  Astro is currently in the flight testing mode of its Passenger Drone Version 1.0, as well as in the development stages of its version 2.0 Passenger Drone model.

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

Astro's newest prototype focuses on a multitude of applications including passenger transport, cargo delivery, ambulance and med-evac services, rescue and disaster assistance, military, and B2B. It's newly designed modular structure allows the Astro Top Frame to fly independently, as well as in combination with the individually designed "Astro Pods" for the specific need in that specific industry. A fly-in and pick-up system will allow the vehicle to connect, fly, disconnect and repeat, effectively and efficiently, changing from one application to the next. We refer to it as the Swiss Army Knife of the VTOL world.

Along with recent Avionics and Control system upgrades this modularity opens the door to the ever growing opportunities that (eVTOLS) electric take-off and landing short haul vehicles bring.

Astro anticipates the new prototype to be completed and flying by the end of the third quarter, 2019. We are currently building the new prototype with the anticipation of filing an SFOC for initial testing during September 2019.

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

Results of Operations

The Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2020. Astro did incur $261,129 in operating expenses, which the majority of the expenses was from $110,943 in sales and marketing and $111,419 in research and development . There was also $38,767 in general and administrative expenses. Other expenses were $435,494 and consisted mainly of banking and filing fees and interest expense. The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations. Astro’s continuing operations were not in operation in the three months ended March 31, 2018, as they commenced May 8, 2018.

Discontinued Operations

The discontinued operations of Custom Pool are not comparable in the three months ended March 31, 2019 and 2018 since Custom Pool was sold on April 30, 2018 and therefore only had operations in the 2018 period.

Custom Pool had a pre-tax income of $216,187 on revenue of $1,361,373 during the three months ended March 31, 2018.  The pre-tax income is a result of a small increase in the customers served. Resurfacing customers delayed decisions to refurbish their pools in the fourth quarter due to economic uncertainty. In the first quarter of 2018, the resurfacing business rebounded. Pool service contract pricing and pool resurfacing contract pricing have remained at the same level from period to period. The operating margins improved for which some of the improvement was offset in general and administrative expenses due to higher compensation and more employees hired in the office. Additionally, this created a higher allocation of employee expenses, such as health and workers compensation insurance. The net income improvement with a decrease in income tax expense is mainly due to the lowering of the corporate tax rates by the Tax Cuts and Jobs Act of 2017.

The Company had a net loss of $696,623 comprised of the eVTOL aircraft operations. There was also an undeclared preferred dividend of $2,500 which made the net loss available to common stockholders of $699,123.

Astro also had a foreign currency translation gain of $665 from the difference in the Canadian dollar and U.S. dollar exchange rates, which produced a comprehensive loss of $695,958.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $248,688 and there is $501,312 available under the terms of the note at March 31, 2019. The Company also raised an additional $1.2 million of cash in November 2018 through the issuance of a Senior Secured Convertible Promissory

Note in the principal amount of $1,383,636. The first tranche of $600,000 was received in November 2018 and the second tranche of $600,000 was received in February 2019. Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The Company has prepared its condensed consolidated financial statements for the three months ended March 31, 2019 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the condensed consolidated financial statements, for the three months ended March 31, 2019 the Company had a net loss of $696,623, and used $287,933 in cash in operations, and at March 31, 2019, had negative working capital of $512,591, current assets of $80,398, and an accumulated deficit of $8,708,425. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Loss (“NOL”) for tax purposes due to the net loss from the year ended December 31, 2018 and the continuing net loss in the three months ended March 31, 2019, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time it is not known if the Company will become profitable with the ability to use the NOL.

The Company expects to spend $1,500,000 in the next six months and then another $1,500,000 in the subsequent six months on the development of the eVTOL aircraft.

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

Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $248,688 through March 31, 2019. The Company has accrued interest expense of $55,996 at March 31, 2019.

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche was payable upon the closing of the agreement, and the second tranche was payable within ten (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. The second tranche was issued on February 12, 2019 in the principal amount of $681,818, with an OID of $81,818 and the Company received proceeds of $600,000. Each tranche matures 6 months after the issue date, the first tranche maturing on May 21, 2019 and the second tranche maturing on August 12, 2019.

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of March 31, 2019, 159,164,018 common shares are available to be issued.

As additional consideration for the investment, the Company issued 156,250 shares of its common stock to the Investor, valued at $89,531 at the date of issuance, plus warrants to acquire up to an aggregate 344,029 shares of the Company’s common stock at an exercise price of $0.51 per share. Upon the closing of the second tranche in February 2019, the Company issued additional warrants to acquire up to an aggregate 421,656 shares of the Company’s common stock at an exercise price of $0.40 per share. Each Warrant is exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof.

The Note has a beneficial conversion feature for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value (See Note 13, “Warrants”) was $171,121 and the beneficial conversion feature fair value was $523,326 for a total debt discount of $694,447. However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally, $108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018, with an additional $244,993 amortized to interest in the three months ended March 31, 2019, bringing the debt discount to $347,939 at March 31, 2019.

In the second tranche, the warrant fair value (See Note 13, “Warrants”) was $121,320 and the beneficial conversion feature fair value was $403,689 for a debt discount of $525,009. Including the $81,818 of OID, the total debt discount is $606,827. In the three months ended March 31, 2019, $158,449 of the debt discount was amortized into interest expense.

On February 22, 2019, Oasis converted $55,387 in principal amount of the Notes into 215,054 shares of the Company’s common stock. Likewise, on March 19, 2019, Oasis converted $38,633 in principal amount of the Notes into 150,000 shares of the Company’s common stock. However, the conversion share calculation was incorrect for the March 19, 2019 conversion of the $38,633 in principal amount of the Note and was 26,712 shares less than what it should have been. These shares, as well as the conversion pricing formula methodology are being renegotiated by the Company and the Investor, with a resolution expected by the end of June 2019.

The first tranche of the 8% Senior Secured Convertible Promissory Note matured on May 21, 2019. The Company and the Investor have verbally agreed to extend the maturity to December 31, 2019 and the Company expects to have all terms and documentation completed by the end of June 2019.

For the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, the Company had a net loss of $696,623. The Company had the following adjustments to reconcile net loss to cash flows from operating activities: an increase of $403,442 due to the amortization of the Senior Secured Convertible Promissory Note discounts.

The Company had the following changes in operating assets and liabilities: an increase of $5,008 in other receivables, a decrease of $1,567 in prepaid expenses, a decrease of $2,951 in deposits, and an increase of $5,738 in accounts payable and accrued expenses..

As a result, the Company had net cash used in operating activities of $287,933 for the three months ended March 31, 2019 which is largely due to the continued development of the eVTOL aircraft.

For the three months ended March 31, 2018, the Company did not pursue any operations. From the discontinued operations of Custom Pool, the Company had a net income of $178,820 and an increase from the discontinued operations during the period of $190,494. As a result, we had net cash provided by operating activities of $369,314 for the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Company did not have any cash flow from investing activities.

For the three months ended March 31, 2019, the Company repaid $342,751 on a Promissory Note from MAAB and received $600,000 from the issuance of a second tranche of the Senior Secured Convertible Promissory Note. As a result, the Company had net cash provided by financing activities of $257,249 for the three months ended March 31, 2019.

For the three months ended March 31, 2018, the Company had cash used in financing activities of $27,435 from the discontinued operations of Custom Pool.

For the three months ended March 31, 2019, the Company had a gain on foreign currency translation of $665. There was no foreign currency translation in the three months ended March 31, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

  Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  Mr. Bruce Bent, the Company’s Chief Executive Officer, is currently delinquent in meeting these requirements and has notified the Company that he is taking steps to become compliant.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of its Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on- going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

Recent Accounting Pronouncements

See Note 6 to the Condensed Consolidated Financial Statements, “Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

The registrant has no material contractual obligations

The long term debt repayments are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Promissory Note - MAAB	-	-	$248,688	-	-	-	$248,688
8% Senior Secured Convertible Promissory Note	$1,289,616						$1,289,616
Total Repayments	$1,289,616	$ -	$248,688	$ -	-	$ -	$1,538,304

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During period since the change in control of the Company on March 14, 2018, the Company has undergone operational and management changes, specifically with the sale of the discontinued operations and the acquisition of the new eVTOL aircraft in-process research and development and trademarks. In light of these changes management has assessed its internal controls and procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of March 31, 2019, our disclosures and controls and procedures were not effective, based on the following deficiencies:

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

Dated: June 24, 2019

ASTRO AEROSPACE LTD.

By:  /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer