Form 10-Q
period 2019-06-30
Astro Aerospace Ltd.
filed 2019-09-30
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2019

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

The number of outstanding shares of the registrant's common stock as of September 30, 2019: 72,410,623

ASTRO AEROSPACE LTD.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	35

SIGNATURES	36

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash	$5,687	$55,129
Other Receivables	56,640	32,657
Prepaids	10,623	19,190
Total Current Assets	72,950	106,976

Acquired In-Process Research and Development	871,000	871,000
Deposits	6,000	14,199
Total Assets	$949,950	$992,175

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$223,373	$93,952
8% Senior Secured Convertible Promissory Note, net of discounts of $262,649 at June 30, 2019 and $592,932 at December 31, 2018	577,569	108,886
Total Current Liabilities	800,942	202,838

Long Term Liabilities
Promissory Note from MAAB	517,310	591,439

Total Liabilities	1,318,252	794,277

Commitments and Contingencies (Notes 1, 16 and 17)

Stockholders' (Deficit) Equity
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at June 30, 2019 and December 31, 2018	156	156
Series B Convertible Preferred Stock, $0.001 par value, 10,000 Shares Authorized, 10,000 Shares Issued and Outstanding at June 30, 2019 and December 31, 2018	10	10
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 71,660,623 and 69,308,946 shares Issued and Outstanding at June 30, 2019 and December 31, 2018	71,661	69,309

Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	7,156,204
Common Stock	1,902,547	836,473
Accumulated Other Comprehensive (Loss) Income	(4,490)	22,704
Accumulated Deficit	(9,619,234)	(8,011,802)
Total Stockholders' (Deficit) Equity	(368,302)	197,898
Total Liabilities and Stockholders' (Deficit) Equity	$949,950	$992,175

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses:
Sales and Marketing	19,936	9,025	130,879	9,025
General and Administrative	87,790	19,097	126,557	19,097
Research and Development	234,837	270,820	346,256	270,820
Impairment Expense	-	6,310,214	-	6,310,214

Total Operating Expenses	342,563	6,609,156	603,692	6,609,156
Loss from Operations	(342,563)	(6,609,156)	(603,692)	(6,609,156)

Other Expense (Income)
Interest Expense, Net	564,398	7,889	997,328	8,121
Bank and Filing Fees	3,848	8,551	8,332	8,552
Other Income	-	(10,000)	(1,920)	(10,000)
Total Other Expense	568,246	6,440	1,003,740	6,673

Loss Before Income Tax	(910,809)	(6,615,596)	(1,607,432)	(6,615,829)

Income Tax
Current	-	-	-	-
Deferred	-	-	-	-
Total Income Tax Expense	-	-	-	-

Loss from Continuing Operations, Net	(910,809)	(6,615,596)	(1,607,432)	(6,615,829)

Discontinued Operations:
Loss from Discontinued Operations	-	(38,120)	-	178,300
Income Tax	-	-	-	(37,367)
Income from Discontinued Operations, Net	-	(38,120)	-	140,933

Net Loss	(910,809)	(6,653,716)	(1,607,432)	(6,474,896)
Less: Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net Loss Available to Common Stockholders	$(913,309)	$(6,656,216)	$(1,612,432)	$(6,479,896)

Net (Loss) Earnings per Common Share:

Net Loss per Common Share From Continuing Operations:
Basic	$(0.01)	$(0.09)	$(0.02)	$(0.08)
Diluted	$(0.01)	$(0.09)	$(0.02)	$(0.08)

Net Earnings per Common Share From Discontinued Operations:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Net Loss per Common Share:
Basic	$(0.01)	$(0.09)	$(0.02)	$(0.08)
Diluted	$(0.01)	$(0.09)	$(0.02)	$(0.08)

Weighted Average Number of Common Shares Outstanding - Basic	70,769,030	73,776,291	70,129,937	78,332,314
Weighted Average Number of Common Shares Outstanding - Diluted	70,769,030	73,776,291	70,129,937	78,332,314

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Loss	$ (910,809)	$ (6,653,717)	$ (1,607,432)	$ (6,474,896)
Foreign Currency Translation Loss	(27,859)	-	(27,194)	-
Comprehensive Loss	(938,668)	(6,653,717)	(1,634,626)	(6,474,896)

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Three and Six Months Ended June 30, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	(Loss)	Deficit)	(Deficit)

Balance at December 31, 2017	1,562,500	$ 156	-	$ -	82,938,960	$82,939	$124,844	$ -	$229,744	$ -	$ 277,467	$ 715,150

Issuance of 10% Convertible Promissory Notes (Unaudited)	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Preferred Stock Dividend (Unaudited)	-	-	-	-	-	-	-	-	-	-	(2,500)	(2,500)
Stock Option Expense (Unaudited)	-	-	-	-	-	-	-	-	2,283	-	-	2,283
Net Income (Unaudited)	-	-	-	-	-	-	-	-	-	-	178,820	178,820

Balance at March 31, 2018 (Unaudited)	1,562,500	$ 156	-	-	82,938,960	$82,939	124,844	$ -	$182,027	$ -	$ 453,787	$ 843,753
Acquisition of Common Stock for Common Stock of Subsidiaries (unaudited)	-	-	-	-	(13,668,900)	(13,669)	-	-	(202,601)	-	(660,171)	(876,441)
Issuance of Series B Convertible Preferred Stock (unaudited)	-	-	10,000	10	-	-	-	7,156,204	-	-	-	7,156,214
Stock Option Expense (Unaudited)	-	-	-	-	-	-	-	-	20,574	-	-	20,574
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(6,653,716)	(6,653,716)

Balance at June 30, 2018 (Unaudited)	1,562,500	$ 156	10,000	$ 10	69,270,060	69,270	$124,844	$7,156,204	$ -	$ -	$(6,860,100)	$ 490,384

Balance at December 31, 2018	1,562,500	$ 156	10,000	$ 10	69,308,946	$69,309	$124,844	$7,156,204	$836,473	$ 22,704	$(8,011,802)	$ 197,898

Issuance of Inducement common shares (Unaudited)	-	-	-	-	156,250	156	-	-	(156)	-	-	-
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	365,054	365	-	-	93,655	-	-	94,020
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note - 2nd Tranche (Unaudited)	-	-	-	-	-	-	-	-	121,320	-	-	121,320
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note - 2nd Tranche (Unaudited)	-	-	-	-	-	-	-	-	403,689	-	-	403,689
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	665	-	665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(696,623)	(696,623)

Balance at March 31, 2019 (Unaudited)	1,562,500	$ 156	10,000	$ 10	69,830,250	$69,830	$124,844	$7,156,204	$1,454,981	$ 23,369	$(8,708,425)	$ 120,969
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	1,830,373	1,831	-	-	447,566	-	-	449,397
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(27,859)	-	(27,859)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(910,809)	(910,809)

Balance at June 30, 2019 (Unaudited)	1,562,500	$ 156	10,000	$ 10	71,660,623	$71,661	$124,844	$7,156,204	$1,902,547	$ (4,490)	$(9,619,234)	$(368,302)

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flow from Operating Activities:
Net Loss	$(1,607,432)	$(6,474,896)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Impairment Expense	-	6,310,214
Amortization of Note Discounts	937,109	-

Increase (Decrease) in Cash from change in:
Other Receivables	(23,983)	(5,096)
Prepaids	8,567	(10,000)
Deposits	8,199	-
Accounts Payable and Accrued Expenses	129,421	50,934
Discontinued Operations, net	-	(358,356)

Net Cash Used In Operating Activities	(548,119)	(487,200)

Cash Flow from Financing Activities:
Preferred Stock Dividend		(2,500)
Promissory Note from MAAB	(74,129)	280,659
8% Senior Secured Convertible Promissory Note	600,000	-
Discontinued Operations, net	-	-

Net Cash Provided By Financing Activities	525,871	278,159

Effect of Foreign Currency Translation Loss	(27,194)	-

Net Decrease in Cash	$(49,442)	$(209,041)

Cash at the Beginning of the Period	$55,129	$217,422
Cash at the End of the Period	$5,687	$8,381

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$637	$9,232
Taxes	$-	$24,930

Supplemental Disclosures of Non-Cash Information:
10% Convertible Promissory Notes Issued in Exchange for Stock Options	$-	$50,000
Common Stock Received in Sale of Discontinued Operations	$-	$876,441
Assets Sold in Discontinued Operations for Common Stock	$-	$1,941,259
Liabilities Sold in Discontinued Operations for Common Stock	$-	$(1,064,818)
Series B Preferred Stock Issued in Acquisition of Assets	$-	$7,156,214
Acquired In-Process Research and Development	$-	$7,181,214
Accounts Payable and Accrued Liabilities Assumed in Acquisition of Assets	$-	$25,000
Conversion of 8% Senior Secured Convertible Promissory Notes into Common Stock	$543,417	$-
Discounts Issued with 8% Senior Secured Convertible Promissory Notes	$606,827	$-
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note	$937,109	$-

The accompanying Notes are an integral part of the condensed consolidated financial statements

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Astro Aerospace Ltd. (“Astro” or the “Company”) and its wholly-owned subsidiary, is a developer of self-piloted and autonomous, manned and unmanned, eVTOL (Electric Vertical Take Off and Landing) aerial vehicles. The Company intends to provide the market with a mainstream mode of everyday, aerial transportation for both humans and cargo. Astro currently has a working prototype and is making engineering and mechanical improvements to it.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2019 the Company had a net loss of $1,607,432 and used $548,119 cash in operations, and at June 30, 2019, had negative working capital of $727,992, current assets of $72,950, and an accumulated deficit of $9,619,234. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB, and the outstanding note payable balance was $517,310 and there is $232,690 available under the terms of the note at June 30, 2019. The Company has also raised funds through independent capital sources, of which the Company has a Senior Secured Convertible Promissory Note (See Note 9, “8% Senior Secured Convertible Promissory Note”) with an outstanding balance of $840,218 at June 30, 2019. Astro plans to raise additional capital in the private and public securities markets in 2019.

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

Custom Pool is presented as a discontinued operation in the condensed consolidated financial statements. The following is a reconciliation of the major line items constituting (loss) income of discontinued operations, net that are presented in the accompanying Condensed Consolidated Statements of Operations:

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SALE OF CUSTOM POOL (Continued)

	Three Months Ended
	June 30,
	2019	2018
Major Classes of Line Items Constituting Pre-Tax Income on Discontinued Operations:
Revenue	$ -	$ 425,538
Cost of Services	-	354,198
General and Administrative	-	94,672
Other Operating Expenses	-	12,517
Total Operating Expenses	-	461,387
Operating Loss	-	(35,849)
Other Expense	-	(2,271)
Total Pre-Tax Loss from Discontinued Operations	-	(38,120)
Income Tax Expense	-	-
Loss from Discontinued Operations, Net	$ -	$ (38,120)

	Six Months Ended
	June 30,
	2019	2018
Major Classes of Line Items Constituting Pre-Tax Income on Discontinued Operations:
Revenue	$ -	$ 1,786,911
Cost of Services	-	1,208,619
General and Administrative	-	338,877
Other Operating Expenses	-	51,370
Total Operating Expenses	-	1,598,866
Operating Income	-	188,045
Other Expense	-	9,745
Total Pre-Tax Income from Discontinued Operations	-	178,300
Income Tax Expense	-	(37,367)
Income from Discontinued Operations, Net	$ -	$ 140,933

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's condensed consolidated financial position  as of June 30, 2019 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited, condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December  31, 2018, included in the Company's Form 10-K, which was filed with the SEC on April 15, 2019

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash

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

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research  and development  efforts are completed  or abandoned.  If the research and development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will  amortize the cost of identified  intangible  assets using amortization  methods  that reflect the pattern  in which  the economic  benefits  of the  intangible  assets are consumed  or otherwise realized. There was no impairment expense incurred in the three and six month periods ended June 30, 2019. There was an impairment expense of $6,310,214 in the three and six month periods ended June 30, 2018.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option model, and recorded as a liability on the condensed consolidated balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2019 and December 31, 2018.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset. The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted loss per share on the face of the condensed consolidated statements of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period, computed using the treasury stock method for outstanding stock options and the if converted method for convertible notes and preferred stock. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the three and six months ended June 30, 2019 due to the net loss during the period. The common stock equivalents are comprised of stock options, convertible promissory note and the Series A and Series B Convertible Preferred Stock.

Further, the Company has presented its discontinued operations in accordance with ASC 205-20, “Presentation of Financial Statements, Discontinued Operations”, which requires the presentation of both basic and diluted loss per share from continuing operations and the basic and diluted net loss per share from discontinued operations in addition to the basic and diluted net loss per share.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the three and six months ended June 30, 2019 and 2018, the basic and diluted net (loss) earnings per share from continuing operations, the basic and diluted net (loss) earnings from discontinued operations and the basic and diluted net (loss) earnings per share  were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Loss from Continuing Operations, net	$(910,809)	$(6,615,596)	$(1,607,432)	$(6,615,829)
(Loss) Income from Discontinued Operations, net	$-	$(38,120)	$-	$140,933
Net Loss Available to Common Stockholders	$(910,809)	$(6,653,716)	$(1,607,432)	$(6,474,896)
Series A Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net Loss Available to Common Stockholders and Assumed Conversions	$(913,309)	$(6,656,216)	$(1,612,432)	$(6,479,896)

Weighted Average Shares - Basic	70,769,030	73,776,291	70,129,937	78,332,314
Effective Dilutive Securities – Stock Options	-	-	-	-
Shares Issuable Upon Conversion of Convertible Promissory Notes	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-	-	-
Weighted Average Shares - Diluted	70,769,030	73,776,291	70,129,937	78,332,314
Net Loss Per Common Share from Continuing Operations:
Basic	$(0.01)	$(0.09)	$(0.02)	$(0.08)
Diluted	$(0.01)	$(0.09)	$(0.02)	$(0.08)
Net (Loss)Earnings Per Common Share from Discontinued Operations:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Net Loss Per Common Share:
Basic	$(0.01)	$(0.09)	$(0.02)	$(0.08)
Diluted	$(0.01)	$(0.09)	$(0.02)	$(0.08)

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Loss

Comprehensive loss consists of net loss plus the foreign currency translation loss.

Foreign Currency Translation

The translation of assets and liabilities for the Company’s foreign subsidiary is made at period end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred.

Fair Value Measurement

GAAP establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At June 30, 2019 and December 31, 2018 there were no assets or liabilities carried or measured at fair value.

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

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) which will require lessees to recognize on the condensed consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the condensed consolidated balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the condensed consolidated financial statements. The ASU was effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The ASU had no effect on the Company’s condensed consolidated financial statements.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting,” to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1)financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 but no earlier than an entity’s adoption date of Topic 606. The Company evaluated the impact of adopting the new guidance on the condensed consolidated financial statements, but it does not have a material impact.

NOTE 7 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At June 30, 2019 and December 31, 2018 the Company did not have any cash balances in excess of federally insured limits.

NOTE 8 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued liabilities as of June 30, 2019 and December 31, 2018 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its notes payable in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – FAIR VALUE ESTIMATES (Continued)

The estimated fair value of the cash and notes payable at June 30, 2019 and December 31, 2018, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At June 30, 2019:
Assets
Cash	$ 5,687	-	-	$ 5,687
Liabilities
8% Senior Secured Convertible	-	-	$ 577,569	$ 577,569
Promissory Note from MAAB	-	-	$ 517,310	$ 517,310

At December 31, 2018:
Assets
Cash	$ 55,129	-	-	$ 55,129
Liabilities
8% Senior Secured Convertible	-	-	$ 108,886	$ 108,886
Promissory Note from MAAB	-	-	$ 591,439	$ 591,439

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche was payable upon the closing of the agreement, and the second tranche was payable within ten  (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. The second tranche was issued on February 12, 2019 in the principal amount of $681,818, with an OID of $81,818 and the Company received proceeds of $600,000. Each tranche matures 6 months after the issue date, the first tranche matured on May 21, 2019 and the second tranche matured on August 12, 2019. (See Note 17, “Subsequent Events”).

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of September 24, 2019, 159,164,018 available to be issued.

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

The Note has a beneficial conversion feature for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value (See Note 13, “Warrants”) was $171,121 and the beneficial conversion feature fair value was $523,326 for a total debt discount of $694,447. However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally, $108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018, with an additional $475,248 amortized to interest in the six months ended June 30, 2019, bringing the debt discount to $117,685 at June 30, 2019.

In the second tranche, the warrant fair value (See Note 13, “Warrants”) was $121,320 and the beneficial conversion feature fair value was $403,689 for a debt discount of $525,009. Including the $81,818 of OID, the total debt discount is $606,827. In the six months ended June 30, 2019, $461,861 of the debt discount was amortized into interest expense, bringing the debt discount to $144,964 at June 30, 2019.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE (Continued)

On February 22, 2019, the Investor converted $55,387 in principal amount of the Notes into 215,054 shares of the Company’s common stock. Likewise, on March 19, 2019, the Investor converted $38,633 in principal amount of the Note into 150,000 shares of the Company’s common stock. However, the conversion share calculation was incorrect for the March 19, 2019 conversion of the $38,633 in principal amount of the Note and was 26,712 shares less than what it should have been. These shares were added to a subsequent conversion in April 2019.

In the second quarter ended June 30, 2019, the Investor converted $449,397 in principal amount of the Note into 1,830,373 shares of the Company’s common stock. The Company has accrued interest on the Note of $46,733 through June 30, 2019.

NOTE 10 – DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

On May 21, 2019, six months after the issuance of the first tranche of the 8% Senior Secured Convertible Promissory Note, the Note matured with $307,798 in principal outstanding and approximately $24,118 in accrued interest. The Company was unable to repay the principal and accrued interest and therefore was in default of the Note. The Note has default provisions permitting default interest of 18% to be charged on the Note as well as to charge a default amount of 150% of the unpaid principal and interest.

The Note was issued with two $600,000 tranches of cash payments. Since both tranches are in one Note, both tranches are in default as of May 21, 2019.

The Company and the Investor promptly began negotiations on a Forbearance Agreement and both parties have continued to account for the Note as if it was not in default. On September 11, 2019, the Company and the Investor agreed to a Forbearance Agreement (see Note 17, “Subsequent Events”). The terms of the forbearance are that the maturity of the Note has been extended to June 30, 2020, the principal balance of the Note has been reset to $1,062,784 and the default repayment premium has been waived, if the Company remains in compliance. Nevertheless, the forbearance does have a default penalty since the outstanding balance of the Note at June 30, 2019 is $840,218.

NOTE 11 – CONVERTIBLE PROMISSORY NOTES

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – PROMISSORY NOTE FROM MAAB

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $517,310 through June 30, 2019. The Company has accrued interest expense of $60,292 at June 30, 2019. A portion of the proceeds from the 8% Senior Secured Convertible Promissory Note was used to repay a portion of the Promissory Note from MAAB in the six month period ended June 30, 2019.

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

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB, a non-affiliate of the Company. Cumulative undeclared Series A Preferred dividends were $12,500 at June 30, 2019.

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

NOTE 14 - WARRANTS

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

In the second tranche, the Company issued warrants to acquire up to an aggregate 421,656 shares of the Company’s common stock at an exercise price of $0.40 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on February 12, 2019, date of issuance, $0.33, strike price $0.40, time to expiration, five years, five year Treasury constant maturity rate, 2.34%, volatility 173% and no dividend yield. The result was a fair value of $0.35 per warrant or $147,580 in aggregate. This fair value was reduced with the relative fair value method when including the beneficial conversion feature of the convertible note (See Note 9, “8% Senior Secured Convertible Promissory Note”) to $121,320. The warrant relative fair value was added to additional paid in capital – common stock. A  summary of the subsequent warrant activity is as follows:

	Warrants outstanding	Exercise price per share	Price per Share on Date of Issuance

Balance, December 31, 2017	-	-	-
Granted – Confida Acquisition (May 8, 2018)	13,330,000	$0.75	$1.00
Convertible Promissory Note (Nov. 21, 2018)	344,029	0.51	0.57
Expired	-	-	-

Balance, December 31, 2018	13,674,029	0.51 – 0.75	0.57 – 1.00
Granted – Convertible Promissory Note	421,656	0.40	0.33
Expired	-	-	-
Balance – June 30, 2019	14,095,685	0.40 – 0.75	0.33 – 1.00

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

A summary of the stock option activity over the six months ended June 30, 2019 and 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2017	3,250,000	$ 0.0367	3.3 Years	$ 56,125
Options Cancelled	(3,250,000)	-	-	-
Outstanding at June 30, 2018	-	-	-	-
Exercisable at June 30, 2018	-	-	-	-

Outstanding at December 31, 2018	-	-	-	-
Outstanding at June 30, 2019	-	-	-	-

The Company expensed $22,857 of stock option compensation for the six months ended June 30, 2018.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through September 27, 2019 (the condensed consolidated financial statement issuance date) and noted the following disclosures:

Additional Conversions of the 8% Senior Secured Convertible Promissory Note

The Company had two additional conversions of the first tranche of the 8% Senior Secured Convertible Promissory Note in July and August 2019. On July 12, 2019, the Investor converted $30,525 principal amount of the Note into 250,000 shares of the Company’s common stock at a conversion price of $0.1221. On August 6, 2019, the Investor converted $63,305 principal amount of the Note into 500,000 shares of the Company’s common stock at a conversion price of $0.12661.

Forbearance Agreement of the 8% Senior Secured Convertible Promissory Note

The first tranche of the 8% Senior Secured Convertible Promissory Note matured on May 21, 2019, and the Company and the Investor agreed to a Forbearance Agreement on September 11, 2019. The Note was issued with two $600,000 tranches of cash payments. Since both tranches are in one Note, both tranches are in default as of May 21, 2019.

Pursuant to this agreement, the Investor is willing to postpone pursuing its rights and remedies under the agreements, in particular and without limitation with respect to the acceleration of the promissory note and the immediate payment of the default amount and reduce the balance of the promissory note to the pre-default balance plus accrued non-default interest of $1,062,784 on the following terms: 1) subject to the Company’s compliance with the forbearance agreement, the forbearance shall commence on the effective date and will expire on June 30, 2020.  2) Should the Company fail to abide by any of the terms and conditions of the forbearance agreement, fail to comply with the terms of the other agreements, or fail to timely make the payments required under the promissory notes, or should the Company trigger an event of default, the forbearance period will immediately terminate.  3) Subject to the Company’s compliance with the forbearance period, the repayment of the promissory note will be reduced from 35% to 0%.

Equity Purchase Agreement and Registration Rights Agreement

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same Investor who provided the funding with the 8% Senior Secured Convertible Promissory Note. Under the terms of the Equity Purchase Agreement, the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Equity Purchase Agreement.

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to the Investor and the Investor will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to the Investor in each put notice shall not exceed the lesser of $500,000 or one hundred fifty percent (150%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put. Pursuant to the Equity Purchase Agreement, the Investor and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to the Investor that would result in the Investor’s beneficial ownership of the Company’s outstanding Common Stock exceeding 9.99%. The price of each put share

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 - SUBSEQUENT EVENTS (Continued)

shall be equal to eighty five percent (85%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to the Investor until the earlier of (i) the date on which the Investor has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Equity Purchase Agreement, (ii) August 26, 2022, or (iii) written notice of termination delivered by the Company to the Investor, subject to certain equity conditions set forth in the Equity Purchase Agreement.

On August 26, 2019, in connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company issued 600,000 Commitment Shares (as defined in the Equity Purchase Agreement) to the Investor.  These shares are initially being issued pursuant to the Section 4(a)(2) exemption and will be registered pursuant to the Registration Rights Agreement.

The Registration Rights Agreement provides that the Company shall (i) file with the Commission the Registration Statement by November 25, 2019; and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, within 120 days after the execution date of the definitive agreements).

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  Mr. Bruce Bent, the Company’s Chief Executive Officer, is currently up to date in meeting these requirements and has notified the Company that he is now compliant.  On August 30, 2019, pursuant to Section 16(a), Mr. Bent disgorged short swing profits of $178,394 to the Company.

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

Astro anticipates the new prototype to be completed and flying by the end of the first quarter, 2020. We have completed the engineering and firmware for the prototype and are now beginning work on the body for the new prototype.

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

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same investor who provided the Senior Secured Convertible Promissory Note. Under the terms of the Equity Purchase Agreement, the investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1. The maximum amount that the Company shall be entitled to put to the investor in each put notice shall not exceed the lesser of $500,000 or one hundred fifty percent (150%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put.

The Company will continue to keep expenses as low as possible with closely monitoring working capital, development cost and schedule, while the Company continues the development of Passenger Drone Version 1.0 and 2.0.

Results of Operations

The Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

For the three months ended June 30, 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2020. Astro did incur $342,563 in operating expenses, which the majority of the expenses was from $87,790 in general and administrative expenses and $234,837 in research and development. There was also $19,936 in sales and marketing. Other expenses were $568,246 and consisted mainly of banking and filing fees and interest expense. The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations.

Astro’s continuing operations commenced May 8, 2018 and there is only two months of operations in the three months ended June 30, 2018. The Company did not have any revenue. Astro did incur $6,609,156 in operating expenses, which the majority of the expenses was from an impairment of the assets acquired from Confida Aerospace of $6,310,214. The Company also incurred $270,820 in research and development expenses from the design and engineering of the eVTOL aircraft. There was $28,122 in sales and marketing and general and administrative expenses. Other expenses were $16,440 and consist of banking and filing fees and interest expense.

The Company had a net loss of $910,809 in the three months ended June 30, 2019 versus a net loss of $6,653,716 in the three months ended June 30, 2018, largely comprised of the eVTOL aircraft operations. The reduction in the loss between 2019 and 2018 is largely due to the impairment expense of $6,310,214 incurred in 2018. There was also an undeclared preferred dividend of $2,500, in both the 2019 and 2018 periods, which made the net loss available to common stockholders of $913,309 in 2019 and $6,656,216 in 2018.

Astro also had a foreign currency translation loss of $27,859 from the difference in the Canadian dollar and U.S. dollar exchange rates, which produced a comprehensive loss of $938,668 in the three months ended June 30, 2019. There was no foreign currency translation gain or loss in the three months ended June 30, 2018.

Discontinued Operations

The discontinued operations of Custom Pool are not comparable in the three months ended June 30, 2019 and 2018 since Custom Pool was sold on April 30, 2018 and therefore only had operations in the 2018 period. In the three month period ended June 30, 2018, Custom Pool incurred a pre-tax loss of $38,120 on revenue of $425,538.

The Six Months Ended June 30, 2019 compared to The Six Months Ended June 30, 2018

For the six months ended June 30, 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2020. Astro did incur $603,692 in operating expenses, which the majority of the expenses was from $130,879 in sales and marketing and $346,256 in research and development. There was also $126,557 in general and administrative expenses. Other expenses were $1,003,740 and consisting mainly of banking and filing fees and interest expense. The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations.

Astro’s continuing operations commenced May 8, 2018 and there is only two months of operations in the six months ended June 30, 2018. The Company did not have any revenue. Astro did incur $6,609,156 in operating expenses, which the majority of the expenses was from an impairment of the assets acquired from Confida Aerospace of $6,310,214. The Company also incurred $270,820 in research and development expenses from the design and engineering of the eVTOL aircraft. There was $28,122 in sales and marketing and general and administrative expenses. Other expenses were $16,673 and consist of banking and filing fees and interest expense.

The Company had a net loss of $1,607,432 in the six months ended June 30, 2019 versus a net loss of $6,474,896 in the six months ended June 30, 2018, largely comprised of the eVTOL aircraft operations. The reduction in the loss between 2019 and 2018 is largely due to the impairment expense of $6,310,214 incurred in 2018. There was also an undeclared preferred dividend of $5,000, in both the 2019 and 2018 periods, which made the net loss available to common stockholders of $1,612,432 in 2019 and $6,479,896 in 2018.

Astro also had a foreign currency translation loss of $27,194 from the difference in the Canadian dollar and U.S. dollar exchange rates, which produced a comprehensive loss of $1,634,626 in the six months ended June 30, 2019. There was no foreign currency translation gain or loss in the six months ended June 30, 2018.

Discontinued Operations

The discontinued operations of Custom Pool are not comparable in the six months ended June 30, 2019 and 2018 since Custom Pool was sold on April 30, 2018 and therefore only had operations in the 2018 period. Custom Pool had a pre-tax income of $178,300 on revenue of $1,786,911 during the six months ended June 30, 2018.  The pre-tax income is a result of revenue at the resurfacing business having rebounded from a poor fourth quarter in 2017. This also improved the operating margin. Some of the improvement was offset in general and administrative expenses due to higher compensation and more employees hired in the office. Additionally, this created a higher allocation of employee expenses, such as health and workers compensation insurance.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $517,310 and there is $232,690 available under the terms of the note at June 30, 2019. The Company also raised an additional $1.2 million of cash in November 2018 through the issuance of a Senior Secured Convertible Promissory

Note in the principal amount of $1,383,636. The first tranche of $600,000 was received in November 2018 and the second tranche of $600,000 was received in February 2019.

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same investor who provided the Senior Secured Convertible Promissory Note. Under the terms of the Equity Purchase Agreement, the investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1. The maximum amount that the Company shall be entitled to put to the investor in each put notice shall not exceed the lesser of $500,000 or one hundred fifty percent (150%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put.

Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The Company has prepared its condensed consolidated financial statements for the three and six months ended June 30, 2019 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the condensed consolidated financial statements, for the six months ended June 30, 2019 the Company had a net loss of $1,607,432, and used $548,119 in cash in operations, and at June 30, 2019, had negative working capital of $727,992, current assets of $72,950, and an accumulated deficit of $9,619,234. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Loss (“NOL”) for tax purposes due to the net loss from the year ended December 31, 2018 and the continuing net loss in the six months ended June 30, 2019, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time it is not known if the Company will become profitable with the ability to use the NOL.

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

Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $517,310 through June 30, 2019. The Company has accrued interest expense of $60,292 at June 30, 2019.

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche was payable upon the closing of the agreement, and the second tranche was payable within ten (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an  Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. The second tranche was issued on February 12, 2019 in the principal amount of $681,818, with an OID of $81,818 and the Company received proceeds of $600,000. Each tranche matures 6 months after the issue date, the first tranche matured on May 21, 2019 and the second tranche matured on August 12, 2019.

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of September 24, 2019, 159,164,018 available to be issued.

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

The Note has a beneficial conversion feature for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value was $171,121 and the beneficial conversion feature fair value was $523,326 for a total debt discount of $694,447. However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally, $108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018, with an additional $475,248 amortized to interest in the six months ended June 30, 2019, bringing the debt discount to $117,685 at June 30, 2019.

In the second tranche, the warrant fair value was $121,320 and the beneficial conversion feature fair value was $403,689 for a debt discount of $525,009. Including the $81,818 of OID, the total debt discount is $606,827. In the six months ended June 30, 2019, $461,861 of the debt discount was amortized into interest expense, bringing the debt discount to $144,964 at June 30, 2019.

On February 22, 2019, the Investor converted $55,387 in principal amount of the Notes into 215,054 shares of the Company’s common stock. Likewise, on March 19, 2019, the Investor converted $38,633 in principal amount of the Note into 150,000 shares of the Company’s common stock. However, the conversion share calculation was incorrect for the March 19, 2019 conversion of the $38,633 in principal amount of the Note and was 26,712 shares less than what it should have been. These shares were added to a subsequent conversion in April 2019.

In the second quarter ended June 30, 2019, the Investor converted $449,397 in principal amount of the Note into 1,830,373 shares of the Company’s common stock. The Company has accrued interest on the Note of $46,733 through June 30, 2019.

On May 21, 2019, six months after the issuance of the first tranche of the 8% Senior Secured Convertible Promissory Note, the Note matured with $307,798 in principal outstanding and approximately $24,118 in accrued interest. The Company was unable to repay the principal and accrued interest and therefore was in default of the Note. The Note has default provisions permitting default interest of 18% to be charged on the Note as well as to charge a default amount of 150% of the unpaid principal and interest.

The Note was issued with two $600,000 tranches of cash payments. Since both tranches are in one Note, both tranches are in default as of May 21, 2019.

The Company and the Investor promptly began negotiations on a Forbearance Agreement and both parties have continued to account for the Note as if it was not in default. On September 11, 2019, the Company and the Investor agreed to a Forbearance Agreement. The terms of the forbearance are that the maturity of the Note has been extended to June 30, 2020, the principal balance of the Note has been reset to $1,062,784 and the default repayment premium has been waived, if the Company remains in compliance. Nevertheless, the forbearance does have a default penalty since the outstanding balance of the Note at June 30, 2019 is $840,218.

For the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

For the six months ended June 30, 2019, the Company had a net loss of $1,607,432. The Company had the following adjustment to reconcile net loss to cash flows from operating activities: an increase of $937,109 due to the amortization of the Senior Secured Convertible Promissory Note discounts.

The Company had the following changes in operating assets and liabilities: an increase of $23,983 in other receivables, a decrease of $8,567 in prepaid expenses, a decrease of $8,199 in deposits, and an increase of $129,421 in accounts payable and accrued expenses.

As a result, the Company had net cash used in operating activities of $548,119 for the six months ended June 30, 2019 which is largely due to the continued development of the eVTOL aircraft.

For the six months ended June 30, 2018, we had a net loss of $6,474,896. We had the following adjustments to reconcile net loss to cash flows from operating activities: an increase of $6,310,214 due to an impairment expense.

We had the following changes in operating assets and liabilities: an increase of $5,096 in other receivables, an increase in prepaids of $10,000, an increase of $50,934 in accounts payable and accrued expenses and a decrease of $358,356 from the discontinued operations.

As a result, we had net cash used in operating activities of $487,200 for the six months ended June 30, 2018 which is largely due to the continued development of the eVTOL aircraft.

For the six months ended June 30, 2019 and 2018, the Company did not have any cash flow from investing activities.

For the six months ended June 30, 2019, the Company repaid $74,129 on a Promissory Note from MAAB and received $600,000 from the issuance of a second tranche of the Senior Secured Convertible Promissory Note. As a result, the Company had net cash provided by financing activities of $525,871 for the six months ended June 30, 2019.

For the six months ended June 30, 2018, the Company accrued a preferred stock dividend of $2,500, and received $280,659 from a Promissory Note from MAAB. As a result, the Company had net cash provided by financing activities of $278,159 for the six months ended June 30, 2018.

For the six months ended June 30, 2019, the Company had a loss on foreign currency translation of $27,194. There was no foreign currency translation in the six months ended June 30, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  Mr. Bruce Bent, the Company’s Chief Executive Officer, is currently up to date in meeting these requirements and has notified the Company that he is now compliant.  On August 30, 2019, pursuant to Section 16(a), Mr. Bent disgorged short swing profits of $178,394 to the Company.

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

Recent Accounting Pronouncements

See Note 6 to the Condensed Consolidated Financial Statements, “Recent Accounting Pronouncements, for the applicable accounting pronouncements affecting the Company.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations

The registrant has no material contractual obligations

The long term debt repayments are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Promissory Note - MAAB	-	-	$517,310	-	-	-	$517,310
8% Senior Secured Convertible Promissory Note	-	$840,218					$840,218
Total Repayments	-	$840,218	$517,310	$ -	-	$ -	$1,357,528

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of June 30, 2019, our disclosures and controls and procedures were not effective, based on the following deficiencies:

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

Dated: September 30, 2019

ASTRO AEROSPACE LTD.

By:  /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer