Form 10-Q/A
period 2019-06-30
Astro Aerospace Ltd.
filed 2019-10-01
CIK 1425203

UNITED STATES

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

The number of outstanding shares of the registrant's common stock as of October 1, 2019: 72,410,623

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed with the Securities and Exchange Commission on September 30, 2019, is being filed solely to correctly provide the XBRL information.  No other changes have been made to the document.

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

Dated: October 1, 2019

ASTRO AEROSPACE LTD.

By:  /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer