Form 10-Q
period 2019-09-30
Astro Aerospace Ltd.
filed 2019-11-19
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2019

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

The number of outstanding shares of the registrant's common stock as of November 19, 2019: 72,710,623

ASTRO AEROSPACE LTD.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	38
Item 6. Exhibits	38

SIGNATURES	39

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash	$1,155	$55,129
Other Receivables	56,003	32,657
Prepaids	623	19,190
Total Current Assets	57,781	106,976

Acquired In-Process Research and Development	871,000	871,000
Deposits	3,000	14,199
Deferred Offering Costs, Net	45,984	-
Total Assets	$977,765	$992,175

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$206,420	$93,952
8% Senior Secured Convertible Promissory Note, net of discounts of $436,851 at September 30, 2019 and $592,932 at December 31, 2018	566,673	108,886
Total Current Liabilities	773,093	202,838

Long Term Liabilities
Promissory Note from MAAB	630,430	591,439
Total Liabilities	1,403,523	794,277

Commitments and Contingencies (Notes 1, 18 and 19)

Stockholders' (Deficit) Equity
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at September 30, 2019 and December 31, 2018	156	156

Series B Convertible Preferred Stock, $0.001 par value, 10,000 Shares Authorized, 10,000 Shares Issued and Outstanding at September 30, 2019 and December 31, 2018	10	10

Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 72,410,623 and 69,308,946 shares Issued and Outstanding at September 30, 2019 and December 31, 2018	72,411	69,309

Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	7,156,204
Common Stock	1,995,627	836,473
Accumulated Other Comprehensive Income	12,690	22,704
Accumulated Deficit	(9,787,700)	(8,011,802)
Total Stockholders' (Deficit) Equity	(425,758)	197,898
Total Liabilities and Stockholders' (Deficit) Equity	$977,765	$992,175

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Revenue	$-	$-

Operating Expenses:

Sales and Marketing	92,374	9,258
General and Administrative	73,875	80,553
Research and Development	80,166	156,996
Impairment Expense	-	(25,000)

Total Operating Expenses	246,415	221,807
Loss from Operations	(246,415)	(221,807)

Other (Income) Expense
Interest Expense, Net	97,632	12,672
Bank and Filing Fees	893	10,108
Miscellaneous Income	(176,474)	-
Total Other (Income) Expense	(77,949)	22,780

Loss Before Income Tax	(168,466)	(244,587)

Income Tax
Current	-	-
Deferred	-	-
Total Income Tax Expense	-	-

Net Loss	(168,466)	(244,587)
Less: Preferred Stock Dividends	2,500	2,500
Net Loss Available to Common Stockholders	$(170,966)	$(247,087)

Net Loss per Common Share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic	72,176,927	69,270,060

Weighted Average Number of Common Shares Outstanding - Diluted	72,176,927	69,270,060

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Net Loss	$(168,466)	$(244,587)
Foreign Currency Translation Gain (Loss)	17,180	(716)
Comprehensive Loss	(151,286)	(245,303)

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Revenue	$-	$-

Operating Expenses:
Sales and Marketing	223,253	18,284
General and Administrative	200,433	101,128
Research and Development	426,422	427,816
Impairment Expense	-	6,285,214

Total Operating Expenses	850,108	6,832,442
Loss from Operations	(850,108)	(6,832,442)

Other Expense (Income)
Interest Expense, Net	1,094,959	19,314
Bank and Filing Fees	9,225	18,660
Miscellaneous Income	(178,394)	(10,000)
Total Other Expense	925,790	27,974

Loss Before Income Tax	(1,775,898)	(6,860,416)

Income Tax
Current	-	-
Deferred	-	-
Total Income Tax Expense	-	-
Loss from Continuing Operations, Net	(1,775,898)	(6,860,416)

Discontinued Operations:
Income from Discontinued Operations	-	178,300
Income Tax	-	(37,367)
Income from Discontinued Operations, Net	-	140,933

Net Loss	(1,775,898)	(6,719,483)
Less: Preferred Stock Dividends	7,500	7,500
Net Loss Available to Common Stockholders	$(1,783,398)	$(6,726,983)

Net Loss per Common Share:
Net Loss From Continuing Operations per Common Share:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

Net Earnings From Discontinued Operations per Common Share:
Basic	$-	$-
Diluted	$-	$-

Net Loss per Common Share:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

Weighted Average Number of Common Shares Outstanding - Basic	70,819,765	75,278,368

Weighted Average Number of Common Shares Outstanding - Diluted	70,819,765	75,278,368

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Net Loss	$(1,775,898)	$(6,719,483)
Foreign Currency Translation Loss	(10,014)	(716)
Comprehensive Loss	(1,785,912)	(6,720,199)

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings (Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income	Deficit)	(Deficit)

Balance at December 31, 2017	1,562,500	$ 156	-	$ -	82,938,960	$ 82,939	$ 124,844	$ -	$ 229,744	$ -	$ 277,467	$ 715,150

Issuance of 10% Convertible Promissory Notes (Unaudited)	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Preferred Stock Dividend (Unaudited)	-	-	-	-	-	-	-	-		-	(2,500)	(2,500)
Stock Option Expense (Unaudited)	-	-	-	-	-	-	-	-	2,283	-	-	2,283
Net Income (Unaudited)	-	-	-	-	-	-	-	-	-	-	178,820	178,820

Balance at March 31, 2018 (Unaudited)	1,562,500	$ 156	-	-	82,938,960	$ 82,939	124,844	$ -	$ 182,027	$ -	$ 453,787	$ 843,753
Acquisition of Common Stock for Common Stock of Subsidiaries (Unaudited)	-	-	-	-	(13,668,900)	(13,669)	-	-	(202,601)	-	(660,171)	(876,441)
Issuance of Series B Convertible Preferred Stock (unaudited)	-	-	10,000	10	-	-	-	7,156,204	-	-	-	7,156,214
Stock Option Expense (Unaudited)	-	-	-	-	-	-	-	-	20,574	-	-	20,574
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(6,653,716)	(6,653,716)

Balance at June 30, 2018 (Unaudited)	1,562,500	$ 156	10,000	$ 10	69,270,060	$ 69,270	$ 124,844	$ 7,156,204	$ -	$ -	$ (6,860,100)	$ 490,384
Conversion into Common Stock of the 10% Convertible Promissory Notes with Accrued Interest (Unaudited)	-	-	-	-	-	-	-	-	52,534	-	-	52,534
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(716)	-	(716)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(244,587)	(244,587)

Balance at September 30, 2018 (Unaudited)	1,562,500	$ 156	10,000	$ 10	69,270,060	$ 69,270	$ 124,844	$ 7,156,204	$ 52,534	$ (716)	$ (7,104,687)	$ 297,615

Balance at December 31, 2018	1,562,500	$ 156	10,000	$ 10	69,308,946	$ 69,309	$ 124,844	$ 7,156,204	$ 836,473	$ 22,704	$ (8,011,802)	$ 197,898

Issuance of Inducement common shares (Unaudited)	-	-	-	-	156,250	156	-	-	(156)	-	-	-
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	365,054	365	-	-	93,655	-	-	94,020
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note - 2nd Tranche (Unaudited)	-	-	-	-	-	-	-	-	121,320	-	-	121,320
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note - 2nd Tranche (Unaudited)	-	-	-	-	-	-	-	-	403,689	-	-	403,689
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	665		665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(696,623)	(696,623)

Balance at March 31, 2019 (Unaudited)	1,562,500	$ 156	10,000	$ 10	69,830,250	$ 69,830	$ 124,844	$ 7,156,204	$ 1,454,981	$ 23,369	$ (8,708,425)	$ 120,969
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	1,830,373	1,831	-	-	447,566	-	-	449,397
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(27,859)	-	(27,859)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(910,809)	(910,809)

Balance at June 30, 2019 (Unaudited)	1,562,500	$ 156	10,000	$ 10	71,660,623	$ 71,661	$ 124,844	$ 7,156,204	$ 1,902,547	$ (4,490)	$ (9,619,234)	$ (368,302)
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	750,000	750	-	-	93,080	-	-	93,830
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	17,180	-	17,180
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(168,466)	(168,466)

Balance at September 30, 2019 (Unaudited)	1,562,500	$ 156	10,000	$ 10	72,410,623	$ 72,411	$ 124,844	$ 7,156,204	$ 1,995,627	$ 12,690	$ (9,787,700)	$ (425,758)

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flow from Operating Activities:
Net loss	$(1,775,898)	$(6,719,483)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Impairment Expense	-	6,285,214
Interest Paid in Common Stock	-	2,534
Amortization of Note Discounts	1,020,043	-
Amortization of Deferred Offering Costs	2,316	-

(Decrease) Increase in Cash from change in:
Other Receivables	(23,346)	(19,277)
Prepaids	18,567	(10,000)
Deposits	11,199	(20,494)
Deferred Offering Costs	(48,300)	-
Overdraft at Banks	-	3,833
Accounts Payable and Accrued Expenses	112,468	123,065
Discontinued Operations, net	-	(358,355)

Net Cash Used In Operating Activities	(682,951)	(712,963)

Cash Flow from Financing Activities:
Preferred Stock Dividend	-	(2,500)
Promissory Note from MAAB	38,991	498,758
8% Senior Secured Convertible Promissory Note	600,000	-

Net Cash Provided By Financing Activities	638,991	496,258

Effect of Foreign Currency Translation Loss	(10,014)	(716)

Net Decrease in Cash	$(53,974)	$(217,421)

Cash at the Beginning of the Period	$55,129	$217,421
Cash at the End of the Period	$1,155	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$1,699	$9,232
Taxes	$-	$24,930

Supplemental Disclosures of Non-Cash Information:
10% Convertible Promissory Notes Issued in Exchange for Stock Options	$-	$50,000
Common Stock Received in Sale of Discontinued Operations	$-	$876,440
Assets Sold in Discontinued Operations for Common Stock	$-	$1,941,259
Liabilities Sold in Discontinued Operations for Common Stock	$-	$(1,064,818)
Series B Preferred Stock Issued in Acquisition of Assets	$-	$7,156,214
Acquired In-Process Research and Development	$-	$7,181,214
Accounts Payable and Accrued Liabilities Assumed in Acquisition of Assets	$-	$25,000
Conversion into Common Stock of the 10% Convertible Promissory Notes with Accrued Interest	$-	$52,534
Conversion of 8% Senior Secured Convertible Promissory Notes into Common Stock	$637,247	$-
Discounts Issued with 8% Senior Secured Convertible Promissory Notes	$606,827	$-
Discounts Issued in Connection with Forbearance Agreement for 8% Senior Secured Convertible Promissory Notes	$257,135	$-
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note	$1,020,043	$-

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

On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of September 30, 2019, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used mainly for refunds of the Goods and Services Tax in Canada.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2019 the Company had a net loss of $1,775,898 and used $682,951 cash in operations, and at September 30, 2019, had negative working capital of $715,312, current assets of $57,781, and an accumulated deficit of $9,787,700. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB, and the outstanding note payable balance was $630,430 and there is $119,570 available under the terms of the note at September 30, 2019. The Company has also raised funds through independent capital sources, of which the Company has a Senior Secured Convertible Promissory Note (See Note 9, “8% Senior Secured Convertible Promissory Note”) with an outstanding balance of $1,003,524 at September 30, 2019. Astro plans to raise additional capital in the private and public securities markets in 2019.

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

Custom Pool is presented as a discontinued operation in the condensed consolidated financial statements. The following is a reconciliation of the major line items constituting income from discontinued operations, net that are presented in the accompanying condensed consolidated statements of operations:

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SALE OF CUSTOM POOL (Continued)

	Nine Months Ended September 30,
	2019	2018
Major Classes of Line Items Constituting Pre-Tax Income on Discontinued Operations:
Revenue	$-	$1,786,911
Cost of Services	-	1,208,619
General and Administrative	-	338,877
Other Operating Expenses	-	51,370
Total Operating Expenses	-	1,598,866
Operating Income	-	188,045
Other Expense	-	9,745
Total Pre-Tax Loss from Discontinued Operations	-	178,300
Income Tax Expense	-	(37,367)
Loss from Discontinued Operations, Net	$-	$140,933

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

After the initial 90 day period for the assumption of liabilities, the Company determined that it would most likely only assume $25,000 of liabilities and adjusted the condensed consolidated financial statements accordingly. As of September 30, 2019, the expenses related to the liabilities have been incurred.

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 2019 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited, condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, included in the Company's Form 10-K, which was filed with the SEC on April 15, 2019.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and   development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. There was no impairment expense incurred in the three and nine month periods ended September 30, 2019. There was an impairment expense of $6,285,214 in the nine month period ended September 30, 2018.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of September 30, 2019 and December 31, 2018.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset. The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted loss per share on the face of the condensed consolidated statements of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period, computed using the treasury stock method for outstanding stock options and warrants and the if converted method for convertible notes and preferred stock. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the three and nine months ended September 30, 2019 due to the net loss during the periods. The common stock equivalents are comprised of stock options, warrants, convertible promissory note and the Series A and Series B Convertible Preferred Stock.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the three and nine months ended September 30, 2019 and 2018, the basic and diluted net loss per share from continuing operations, the basic and diluted net income from discontinued operations and the basic and diluted net loss per share were computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Loss from Continuing Operations, net	$(168,466)	$(244,587)	$(1,775,898)	$(6,860,416)
Income from Discontinued Operations, net	$-	$-	$-	$140,933
Net Loss Available to Common Stockholders and Assumed Conversions	$(168,466)	$(244,587)	$(1,775,898)	$(6,719,483)
Series A Preferred Stock Dividends	2,500	2,500	7,500	7,500
Net Loss Available to Common Stockholders	$(170,966)	$(247,087)	$(1,783,398)	$(6,726,983)

Weighted Average Shares - Basic	72,176,927	69,270,060	70,819,765	75,278,368
Effective Dilutive Securities – Stock Options	-	-	-	-
Shares Issuable Upon Conversion of Convertible Promissory Notes	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-	-	-
Weighted Average Shares – Diluted	72,176,927	69,270,060	70,819,765	75,278,368
Net Loss Per Common Share from Continuing Operations:
Basic	$(0.00)	$(0.00)	$(0.03)	$(0.09)
Diluted	$(0.00)	$(0.00)	$(0.03)	$(0.09)
Net Earnings Per Common Share from Discontinued Operations:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Net Loss Per Common Share:
Basic	$(0.00)	$(0.00)	$(0.03)	$(0.09)
Diluted	$(0.00)	$(0.00)	$(0.03)	$(0.09)

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

Fair Value Measurement

GAAP establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At September 30, 2019 and December 31, 2018 there were no assets or liabilities carried or measured at fair value.

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

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) which will require lessees to recognize on the condensed consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the condensed consolidated balance sheet. The ASU also will require disclosures to help investors and other condensed consolidated financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the condensed consolidated financial statements. The ASU was effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The ASU had no effect on the Company’s condensed consolidated financial statements.

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

NOTE 7 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At September 30, 2019 and December 31, 2018, the Company did not have any cash balances in excess of federally insured limits.

NOTE 8 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued liabilities as of September 30, 2019 and December 31, 2018 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its notes payable in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – FAIR VALUE ESTIMATES (Continued)

The estimated fair value of the cash and notes payable at September 30, 2019 and December 31, 2018, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At September 30, 2019:
Assets
Cash	$ 1,155	-	-	$ 1,155
Liabilities
8% Senior Secured Convertible Promissory Note	-	-	$ 566,673	$ 566,673
Promissory Note from MAAB	-	-	$ 630,430	$ 630,430

At December 31, 2018:
Assets
Cash	$ 55,129	-	-	$ 55,129
Liabilities
8% Senior Secured Convertible Promissory Note	-	-	$ 108,886	$ 108,886
Promissory Note from MAAB	-	-	$ 591,439	$ 591,439

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche was payable upon the closing of the agreement, and the second tranche was payable within ten (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. The second tranche was issued on February 12, 2019 in the principal amount of $681,818, with an OID of $81,818 and the Company received proceeds of $600,000. Each tranche matures 6 months after the issue date, the first tranche matured on May 21, 2019 and the second tranche matured on August 12, 2019 (See Note 10, “Default And Forbearance On The 8% Senior Secured Convertible Promissory Note”).

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of October 30, 2019, 96,164,018 shares available to be issued.

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

The Note has a beneficial conversion feature for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value (See Note 14, “Warrants”) was $171,121 and the beneficial conversion feature fair value was $523,326 for a total debt discount of $694,447. However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally, $108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018, with an additional $504,910 amortized to interest in the nine months ended September 30, 2019, bringing the debt discount to $88,022 at September 30, 2019.

In the second tranche, the warrant fair value (See Note 14, “Warrants”) was $121,320 and the beneficial conversion feature fair value was $403,689 for a debt discount of $525,009. Including the $81,818 of OID, the total debt discount is $606,827. In the nine months ended September 30, 2019, $498,402 of the debt discount was amortized into interest expense, bringing the debt discount to $108,425 at September 30, 2019. However, the forbearance agreement increased the principal amount, and the debt discount, which were allocated to the second tranche, so there was a net increase in the principal and the debt discount in the second tranche as of September 30, 2019 (See Note 10, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Note”).

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

In the third quarter ended September 30, 2019 the Investor converted $93,830 in principal amount of the Note into 750,000 shares of the Company’s common stock. The Company has accrued interest on the Note of $63,440 through September 30, 2019.

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

The Company and the Investor promptly began negotiations on a Forbearance Agreement and on September 11, 2019, the Company and the Investor agreed to a Forbearance Agreement. Pursuant to this agreement, the Investor is willing to postpone pursuing its rights and remedies under the agreements, in particular and without limitation with respect to the acceleration of the promissory note and the immediate payment of the default amount and reduce the balance of the promissory note to the pre-default balance plus accrued non-default interest of $1,062,784 on the following terms: 1) subject to the Company’s compliance with the forbearance agreement, the forbearance shall commence on the effective date and will expire on June 30, 2020.  2) Should the Company fail to abide by any of the terms and conditions of the forbearance agreement, fail to comply with the terms of the other agreements, or fail to timely make the payments required under the promissory notes, or should the Company trigger an event of default, the forbearance period will immediately terminate.  3) Subject to the Company’s compliance with the forbearance period, the repayment of the promissory note will be reduced from 35% to 0%.

The Company’s outstanding principal amount of the Note, after conversions, and the accrued interest as of the Forbearance Agreement date of September 11, 2019, was $805,649. The Forbearance Agreement for the outstanding principal amount and accrued interest of $1,062,784 produces a forbearance penalty of $257,135. This amount increased both the principal balance of the Note and increased the debt discount by the same amount. The $257,135 penalty is being amortized over the new maturity of the Note, June 30, 2020, and resulted in a $16,731 amortization expense in the three and nine months periods ended September 30, 2019. The outstanding principal amount of the Note is $1,003,524 at September 30, 2019.

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

NOTE 12 – PROMISSORY NOTE FROM MAAB

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $630,430 through September 30, 2019. The Company has accrued interest expense of $72,764 at September 30, 2019. A portion of the proceeds from the 8% Senior Secured Convertible Promissory Note was used to repay a portion of the Promissory Note from MAAB in the nine month period ended September 30, 2019.

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

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB, a non-affiliate of the Company. Cumulative undeclared Series A Preferred dividends were $15,000 at September 30, 2019.

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

(Unaudited)

NOTE 13 – CONVERTIBLE PREFERRED STOCK (Continued)

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

	Warrants outstanding	Exercise price per share	Price per Share on Date of Issuance
Balance, December 31, 2017	-	-	-
Granted – Confida Acquisition (May 8, 2018)	13,330,000	$0.75	$1.00
Convertible Promissory Note (Nov. 21, 2018)	344,029	0.51	0.57
Expired	-	-	-

Balance, December 31, 2018	13,674,029	0.51 – 0.75	0.57 – 1.00
Granted – Convertible Promissory Note	421,656	0.40	0.33
Expired	-	-	-
Balance – September 30, 2019	14,095,685	0.40 – 0.75	0.33 – 1.00

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

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

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to the Investor and the Investor will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to the Investor in each put notice shall not exceed the lesser of $500,000 or one hundred fifty percent (150%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put notice. Pursuant to the Equity Purchase Agreement, the Investor and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to the Investor that would result in the Investor’s beneficial ownership of the Company’s outstanding Common Stock exceeding 9.99%. The price of each put share shall be equal to eighty five percent (85%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to the Investor until the earlier of (i) the date on which the Investor has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Equity Purchase Agreement, (ii) August 26, 2022, or (iii) written notice of termination delivered by the Company to the Investor, subject to certain equity conditions set forth in the Equity Purchase Agreement.

On August 26, 2019, in connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company committed to issue 600,000 Commitment Shares (as defined in the Equity Purchase Agreement) to the Investor.  These shares are initially being issued pursuant to the Section 4(a)(2) exemption and will be registered pursuant to the Registration Rights Agreement. Subsequent to the Agreement and prior to the issuance of the Commitment Shares, the Company renegotiated the payment to 300,000 shares of common stock. The fair value of the Commitment Shares as of August 26, 2019 was $48,300. Another 300,000 shares of common stock are to be issued once the Company has drawn greater than $2,500,000 pursuant to this agreement.  This is recorded as a deferred offering cost and is being amortized over the life of the agreement, which is three years. For the three and nine months ended September 30, 2019, $2,316 has been amortized into expense.

As of September 30, 2019, the Company has not issued any stock under the Equity Purchase Agreement.

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity (see Note 11, “Convertible Promissory Notes”). Consequently, there are 7,000,000 shares available for issuance at September 30, 2019.

The Company has not issued any new stock options since the cancellation of the outstanding stock options in 2018.

A summary of the stock option activity over the nine months ended September 30, 2019 and 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2017	3,250,000	$ 0.0367	3.3 Years	$ 56,125
Options Cancelled	(3,250,000)	-	-	-
Outstanding at September 30, 2018	-	-	-	-
Exercisable at September 30, 2018	-	-	-	-

Outstanding at December 31, 2018	-	-	-	-
Outstanding at September 30, 2019	-	-	-	-

The Company expensed $22,857 of stock option compensation for the nine months ended September 30, 2018.

NOTE 17 - SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  Mr. Bruce Bent, the Company’s Chief Executive Officer, is currently up to date in meeting these requirements and has notified the Company that he is now compliant.  On August 30, 2019, pursuant to Section 16(a), Mr. Bent disgorged short swing profits of $178,394 to the Company, which was recorded as miscellaneous income and a reduction of the debt owed to MAAB, the parent of the Company.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 19 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through November 19, 2019 (the condensed consolidated financial statement issuance date) and noted the following disclosures:

The Company issued 300,000 shares of common stock on October 30, 2019 in satisfaction of the commitment fee for the Equity Purchase Agreement (See Note 15, “Equity Purchase Agreement and Registration Rights Agreement”).

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

The Company is working with Paterson Composites Inc., our design and manufacturing partner, who is leading the design and development team with responsibility for developing the team as well as building the new prototypes for the two new drone models. The Company applied for approval to test the Passenger Drone 1.0 version in Canada in order to display new software, avionics and stability. The Company received an SFOC (Special Flight Operations Certificate) from Transport Canada in September 2018, allowing Astro to take to the sky, and put the Passenger Drone 1.0 “Elroy” through critical elements of integrated flight testing.  The testing culminated on Wednesday, September 19, 2018 with a 4 minute and 30 second flight, reaching heights of over 60 feet and speeds of over 50 km/h. The avionics and flight control systems were put to task with a multitude of maneuvers and the vehicle remained exceptionally stable, even under the effects of a couple of unexpected wind gusts.

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

Results of Operations

The Three Months Ended September 30, 2019 compared to The Three Months Ended September 30, 2018

For the three months ended September 30, 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2020. Astro did incur $246,415 in operating expenses, which the majority of the expenses was from $73,875 in general and administrative expenses and $80,166 in research and development. There was also $92,374 in sales and marketing. Other expenses were $98,575 and consisted mainly of banking and filing fees and interest expense. Other expense was offset by $176,474 in miscellaneous income, of which the substantial majority came from the disgorgement of short swing profits of $178,394 under Section 16(a) of the Securities and Exchange Act of 1934 (offset by $1,920 of miscellaneous expense). The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations.

For the three months ended September 30, 2018, the Company did not have any revenue Astro did incur $221,807 in operating expenses, similar to the same period in 2019. The majority of the expenses was from $156,996 in research and development expenses from the design and engineering of the eVTOL aircraft . The Company also $80,553 in general and administrative expense and $9,258 in sales and marketing. There was a slight offset of $25,000 in a reduction of the impairment expense. Other expenses were $22,780 and consist of banking and filing fees and interest expense.

Net Loss

The Company had a net loss of $168,466 in the three months ended September 30, 2019 versus a net loss of $244,587 in the three months ended September 30, 2018, largely comprised of the eVTOL aircraft operations. The reduction in the loss between 2019 and 2018 is largely due to the short swing profit disgorgement of $178,394 and a reduction of research and development spending. This was offset somewhat by the increase in interest expense from the $1,383,636 principal amount of the 8% Senior Secured Convertible Promissory Note issued on November 21, 2018. There was also an undeclared preferred dividend of $2,500, in both the 2019 and 2018 periods, which made the net loss available to common stockholders of $170,966 in 2019 and $247,087 in 2018.

Astro also had a foreign currency translation gain of $17,180 from the difference in the Canadian dollar and U.S. dollar exchange rates, which produced a comprehensive loss of $151,286 in the three months ended September 30, 2019. In the comparable 2018 period, Astro had a foreign currency translation loss of $716 which produced a comprehensive loss of $245,303.

The Nine Months Ended September 30, 2019 compared to The Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2020. Astro did incur $850,107 in operating expenses, which the majority of the expenses was from $223,253 in sales and marketing and $426,422 in research and development. There was also $200,432 in general and administrative expenses. Other expenses were $925,790 and consisting mainly of banking and filing fees and interest expense. The interest expense of $1,094,959 includes $1,020,043 of amortization of the debt discount. Other expense was offset by $178,394 in miscellaneous income, all of which came from the disgorgement of short swing profits  under Section 16(a) of the Securities and Exchange Act of 1934.The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations.

For the nine months ended September 30, 2018, the Company did not have any revenue. Astro did incur $6,832,442 in operating expenses, which the majority of the expenses was from an impairment of the assets acquired from Confida Aerospace of $6,285,214. The Company also incurred $427,816 in research and development expenses from the design and engineering of the eVTOL aircraft. There was $119,412 in sales and marketing and general and administrative expenses. Other expenses were $27,974 and consist of banking and filing fees and interest expense.

Discontinued Operations

The discontinued operations of Custom Pool are not comparable in the nine months ended September 30, 2019 and 2018 since Custom Pool was sold on April 30, 2018 and therefore only had operations in the 2018 period. Custom Pool had a pre-tax income of $178,300 on revenue of $1,786,911 during the nine months ended September 30, 2018.  The pre-tax income is a result of revenue at the resurfacing business having rebounded from a poor fourth quarter in 2017. This also improved the operating margin. Some of the improvement was offset in general and administrative expenses due to higher compensation and more employees hired in the office. Additionally, this created a higher allocation of employee expenses, such as health and workers compensation insurance.

Net Loss

The Company had a net loss of $1,775,898 in the nine months ended September 30, 2019 versus a net loss of $6,719,483 in the nine months ended September 30, 2018, largely comprised of the eVTOL aircraft operations. The reduction in the loss between 2019 and 2018 is largely due to the impairment expense of $6,285,214 incurred in 2018. The reduction is also due to the short swing profit disgorgement of $178,394 in the 2019 period. This was offset somewhat by the increase in interest expense from the $1,383,636 principal amount of the 8% Senior Secured Convertible Promissory Note issued on November 21, 2018. There was also an undeclared preferred dividend of $7,500, in both the 2019 and 2018 periods, which made the net loss available to common stockholders of $1,783,398 in 2019 and $6,726,983 in 2018.

Astro also had a foreign currency translation loss of $10,014 from the difference in the Canadian dollar and U.S. dollar exchange rates, which produced a comprehensive loss of $1,785,912 in the nine months ended September 30, 2019. In the comparable 2018 period, Astro had a foreign currency translation loss of $716 which produced a comprehensive loss of $6,720,199.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $630,430 and there is

$119,570 available under the terms of the note at June 30, 2019. The Company also raised an additional $1.2 million of cash in November 2018 through the issuance of a Senior Secured Convertible Promissory Note in the principal amount of $1,383,636. The first tranche of $600,000 was received in November 2018 and the second tranche of $600,000 was received in February 2019.

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

The Company has prepared its condensed consolidated financial statements for the three and nine months ended September 30, 2019 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the condensed consolidated financial statements, for the nine months ended September 30, 2019 the Company had a net loss of $1,775,898  and used $682,951 in cash in operations, and at September 30, 2019, had negative working capital of $715,312, current assets of $57,781, and an accumulated deficit of $9,787,700. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Loss (“NOL”) for tax purposes due to the net loss from the year ended December 31, 2018 and the continuing net loss in the nine months ended September 30, 2019, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time it is not known if the Company will become profitable with the ability to use the NOL.

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

Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $630,430 through September 30, 2019. The Company has accrued interest expense of $72,764 at September 30, 2019.

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche was payable upon the closing of the agreement, and the second tranche was payable within ten (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an  Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. The second tranche was issued on February 12, 2019 in the principal amount of $681,818, with an OID of $81,818 and the Company received proceeds of $600,000. Each tranche matures 6 months after the issue date, the first tranche matured on May 21, 2019 and the second tranche matured on August 12, 2019 (See Note 10, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Note”).

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of October 30, 2019, 96,164,018 available to be issued.

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

The Note has a beneficial conversion feature for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value was $171,121 and the beneficial conversion feature fair value was $523,326 for a total debt discount of $694,447. However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally,

$108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018, with an additional $504,910 amortized to interest in the nine months ended September 30, 2019, bringing the debt discount to $88,022 at September 30, 2019.

In the second tranche, the warrant fair value was $121,320 and the beneficial conversion feature fair value was $403,689 for a debt discount of $525,009. Including the $81,818 of OID, the total debt discount is $606,827. In the nine months ended September 30, 2019, $498,402 of the debt discount was amortized into interest expense, bringing the debt discount to $108,425 at September 30, 2019.

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

In the third quarter ended September 30, 2019 the Investor converted $93,830 in principal amount of the Note into 750,000 shares of the Company’s common stock. The Company has accrued interest on the Note of $63,440 through September 30, 2019.

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

The Company’s outstanding principal amount of the Note, after conversions, and the accrued interest as of the Forbearance Agreement date of September 11, 2019, was $805,649. The Forbearance Agreement for the outstanding principal amount and accrued interest of $1,062,784 produces a forbearance penalty of $257,135. This amount increased both the principal balance of the Note and increased the debt discount by the same amount. The $257,135 penalty is being amortized over the new maturity of the Note, June 30, 2020, and resulted in a $16,731 amortization expense in the three and nine months periods ended September 30, 2019. The outstanding principal amount of the Note is $1,003,524 at September 30, 2019.

For the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018.

For the nine months ended September 30, 2019, the Company had a net loss of $1,775,898. The Company had the following adjustments to reconcile net loss to cash flows from operating activities: an increase of $1,020,043 due to the amortization of the Senior Secured Convertible Promissory Note discounts and an increase of $2,316 due to the amortization of deferred offering costs.

The Company had the following changes in operating assets and liabilities: an increase of $23,346 in other receivables, a decrease of $18,567 in prepaid expenses, a decrease of $11,199 in deposits, an increase of $48,300 in deferred offering costs and an increase of $112,468 in accounts payable and accrued expenses.

As a result, the Company had net cash used in operating activities of $682,951 for the nine months ended September 30, 2019 which is largely due to the continued development of the eVTOL aircraft.

For the nine months ended September 30, 2018, we had a net loss of $6,719,483. We had the following adjustments to reconcile net loss to cash flows from operating activities: an increase of $6,285,214 due to an impairment expense and an increase of $2,534 due to interest paid in common stock.

We had the following changes in operating assets and liabilities: an increase of $19,277 in other receivables, an increase of $10,000 in prepaid expenses, an increase of $20,494 in deposits, an increase of $3,833 in overdrafts at the bank, and increase of $123,065 in accounts payable and accrued expenses, and a decrease of $358,355 from the discontinued operations.

As a result, we had net cash used in operating activities of $712,963 for the nine months ended September 30, 2018 which is largely due to the continued development of the eVTOL aircraft.

For the nine months ended September 30, 2019, the Company borrowed $38,991 on the Promissory Note from MAAB and received $600,000 from the issuance of a second tranche of the Senior Secured Convertible Promissory Note. As a result, the Company had net cash provided by financing activities of $638,991 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, we accrued a preferred stock dividend of $2,500, and received $498,758 from a Promissory Note from MAAB. As a result, we had net cash provided by financing activities of $496,258 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, the Company had loss on the net change in the foreign currency translation of $10,014. For the nine months ended September 30, 2018, the Company had loss on the net change in the foreign currency translation of $716.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of its Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on- going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

Recent Accounting Pronouncements

See Note 6 to the Condensed Consolidated Financial Statements, “Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations

The registrant has no material contractual obligations

The long term debt repayments are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Promissory Note - MAAB	-	-	$630,430	-	-	-	$630,430
8% Senior Secured Convertible Promissory Note	-	$1,003,524	-	-	-	-	$1,003,524
Total Repayments	-	$1,003,524	$630,430	$ -	-	$ -	$1,633,954

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of September 30, 2019, our disclosures and controls and procedures were not effective, based on the following deficiencies:

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

Dated: November 19, 2019

ASTRO AEROSPACE LTD.

By:  /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer