Form 10-Q/A
period 2019-09-30
Astro Aerospace Ltd.
filed 2019-11-20
CIK 1425203

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

The number of outstanding shares of the registrant's common stock as of November 20, 2019: 72,710,623

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed with the Securities and Exchange Commission on November 19, 2019, is being filed solely to correctly provide the XBRL information and to correct expenses on the statement of operations.  No other changes have been made to the document.

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

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Revenue	$-	$-

Operating Expenses:

Sales and Marketing	92,374	9,258
General and Administrative	66,253	80,553
Research and Development	80,166	156,996
Impairment Expense	-	(25,000)

Total Operating Expenses	238,793	221,807
Loss from Operations	(238,793)	(221,807)

Other (Income) Expense
Interest Expense, Net	105,254	12,672
Bank and Filing Fees	893	10,108
Miscellaneous Income	(176,474)	-
Total Other (Income) Expense	(70,327)	22,780

Loss Before Income Tax	(168,466)	(244,587)

Income Tax
Current	-	-
Deferred	-	-
Total Income Tax Expense	-	-

Net Loss	(168,466)	(244,587)
Less: Preferred Stock Dividends	2,500	2,500
Net Loss Available to Common Stockholders	$(170,966)	$(247,087)

Net Loss per Common Share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic	72,176,927	69,270,060

Weighted Average Number of Common Shares Outstanding - Diluted	72,176,927	69,270,060

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Net Loss	$(168,466)	$(244,587)
Foreign Currency Translation Gain (Loss)	17,180	(716)
Comprehensive Loss	(151,286)	(245,303)

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Revenue	$-	$-

Operating Expenses:
Sales and Marketing	223,253	18,284
General and Administrative	192,810	101,128
Research and Development	426,422	427,816
Impairment Expense	-	6,285,214

Total Operating Expenses	842,485	6,832,442
Loss from Operations	(842,485)	(6,832,442)

Other Expense (Income)
Interest Expense, Net	1,102,582	19,314
Bank and Filing Fees	9,225	18,660
Miscellaneous Income	(178,394)	(10,000)
Total Other Expense	933,413	27,974

Loss Before Income Tax	(1,775,898)	(6,860,416)

Income Tax
Current	-	-
Deferred	-	-
Total Income Tax Expense	-	-
Loss from Continuing Operations, Net	(1,775,898)	(6,860,416)

Discontinued Operations:
Income from Discontinued Operations	-	178,300
Income Tax	-	(37,367)
Income from Discontinued Operations, Net	-	140,933

Net Loss	(1,775,898)	(6,719,483)
Less: Preferred Stock Dividends	7,500	7,500
Net Loss Available to Common Stockholders	$(1,783,398)	$(6,726,983)

Net Loss per Common Share:
Net Loss From Continuing Operations per Common Share:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

Net Earnings From Discontinued Operations per Common Share:
Basic	$-	$-
Diluted	$-	$-

Net Loss per Common Share:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

Weighted Average Number of Common Shares Outstanding - Basic	70,819,765	75,278,368

Weighted Average Number of Common Shares Outstanding - Diluted	70,819,765	75,278,368

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

NOTE 19 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through November 20, 2019 (the condensed consolidated financial statement issuance date) and noted the following disclosures:

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

Results of Operations

The Three Months Ended September 30, 2019 compared to The Three Months Ended September 30, 2018

For the three months ended September 30, 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2020. Astro did incur $238,793 in operating expenses, which the majority of the expenses was from $66,253 in general and administrative expenses and $106,147 in research and development. There was also $92,374 in sales and marketing. Other expenses were $98,575 and consisted mainly of banking and filing fees and interest expense. Other expense was offset by $176,474 in miscellaneous income, of which the substantial majority came from the disgorgement of short swing profits of $178,394 under Section 16(a) of the Securities and Exchange Act of 1934 (offset by $1,920 of miscellaneous expense). The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations.

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

The Nine Months Ended September 30, 2019 compared to The Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2020. Astro did incur $842,485 in operating expenses, which the majority of the expenses was from $223,253 in sales and marketing and $426,422 in research and development. There was also $192,810 in general and administrative expenses. Other expenses were $1,111,807 and consisting mainly of banking and filing fees and interest expense. The interest expense of $1,102,582 includes $1,020,043 of amortization of the debt discount. Other expense was offset by $178,394 in miscellaneous income, all of which came from the disgorgement of short swing profits  under Section 16(a) of the Securities and Exchange Act of 1934.The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations.

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

Dated: November 20, 2019

ASTRO AEROSPACE LTD.

By:  /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer