Form 10-K
period 2019-12-31
Astro Aerospace Ltd.
filed 2020-06-01
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

(469) 702-8344

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.

Yes [ ]  No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  [ ]   No  [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section

232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $5,088,270 which is based on 17,791,155 shares of common stock held by non-affiliates and the price ($.2860) at which the common equity was sold on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of May 29, 2020 was 78,129,504 shares of its $.001 par value common stock.

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

The Company was originally incorporated in the State of Nevada on March 27, 2007.  On March 14, 2018, the majority of the stock was purchased by MAAB Global Limited, resulting in the name change from CPSM, Inc to Astro Aerospace Ltd. and the business change from pool sales to the research and development of manned and cargo drones.

Current Operations

The Company has acquired the software, firmware and hardware for Version 1.0 of a manned drone which has executed multiple flights. It is Astro’s goal to transform how people and things get from place to place. This will be done by making safe, affordable user-friendly autonomous manned and unmanned Electric Vertical Take-Off and Landing (eVTOL) aircraft available to the mass market anywhere. Astro is currently working on Version 2.0 of the aircraft product which will feature design changes that enhance performance characteristics and safety features. The target market will be government, private sector operators and individuals for a wide range of commercial, logistical and personal uses.  The Company is currently in the flight testing mode of its Passenger Drone Version 1.0, as well as in the development stages of its version 2.0 Passenger Drone model.

The Company is working with Infly Technology Ltd., our design and manufacturing partner, who is leading the design and development team with responsibility for developing the team as well as building the new prototypes for the two new aircraft models. The Company applied for approval to test the Passenger Drone 1.0 version in Canada in order to display new software, avionics and stability. The Company received an SFOC (Special Flight Operations Certificate) from Transport Canada in September 2018, allowing Astro to take to the sky, and put the Passenger Drone 1.0 “Elroy” through critical elements of integrated flight testing.  The testing culminated on Wednesday, September 19, 2018 with a 4 minute and 30 second flight, reaching heights of over 60 feet and speeds of over 50 km/h. The avionics and flight control systems were put to task with a multitude of maneuvers and the vehicle remained exceptionally stable, even under the effects of a couple of unexpected wind gusts.

The Company's newest prototype focuses on a multitude of applications including passenger transport, cargo delivery, ambulance and med-evac services, rescue and disaster assistance, military, and B2B. Its newly designed modular structure allows the Astro Top Frame (ALTA) to fly independently, as well as in combination with the individually designed "Astro Pods" for the specific need in that specific industry. A fly-in and pick-up system will allow the vehicle to connect, fly, disconnect and repeat, effectively and efficiently, changing from one application to the next. We refer to it as the Swiss Army Knife of the eVTOL world.

Along with recent Avionics and Control system upgrades this modularity opens the door to the evergrowing opportunities that (eVTOL) electric take-off and landing short haul vehicles bring.

The Company anticipates the new prototype to be completed and flying by the end of the second quarter, 2021. We have completed the engineering and firmware for the prototype and are now in development of the body for the new prototype.

Asset Purchase Agreement with Confida Aerospace Ltd.

On May 8, 2018, the Company entered into an Asset Purchase Agreement with Confida Aerospace Ltd. Pursuant to the Asset Purchase Agreement, the Company purchased in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. As consideration for the Asset Purchase Agreement, the Company issued Confida Aerospace Ltd., 10,000 of the registrant’s Series B preferred shares.Each preferred share is convertible into 1,333 common shares and 1,333 warrants. Each warrant is exercisable into one of the Company’s common shares at an exercise price of $.75. The warrants have an exercise period of five years upon conversion. Additionally, the Company assumed $25,000 of debts incurred by Confida Aerospace Ltd. related to drone development.

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

Employees

As of May 29, 2020, we do not have any employees who are not executive officers.

Change of Control/Discontinued Operations

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

ITEM 1A.	RISK FACTORS

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, our business and shareholders may experience a significant negative impact.  Currently, the COVID-19 pandemic has limited our ability to move forward with our operations and has negatively affected our ability to timely comply with our ongoing filing obligations with the Securities and Exchange Commission.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company is currently using office space at 320 W. Main Street, Lewisville, TX 75057 for corporate management. This office space consists of 4,700 square feet and is provided for the Company’s use rent-free by Bruce Bent, the Company’s CEO. In addition, we have 1,500 square feet allocated to our use at Paterson Composites Inc. at their offices at 20 Fasken Dr., Etobicoke, ON, Canada M9W 1K6 for purposes of research and development. We do not pay rent for this space, and the lease terms for both properties are currently indefinite.

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

PART III

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

Holders

As of May 29, 2020, we have approximately 41 shareholders of record of our common stock.

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

During the last three years, we issued the following securities:

   (a) 5/8/18 – 10,000 Series B preferred shares to Confida Aerospace Ltd. pursuant to an Asset Purchase Agreement.

   (b) 10/22/18 – 38,886 common shares to MAAB Global Limited, valued at $52,534, upon conversion of notes payable.

   (c) 11/21/18 – 156,250 common shares to Oasis Capital, valued at $89,531, pursuant to a security purchase agreement.  344,029 common shares underlying warrants issued, with an exercise price of $0.51 per share.

   (d) 2/12/19 – 421,656 common shares underlying warrants issued to Oasis Capital, with an exercise price of $0.40 per share for the 2nd tranche.

   (e) 2/22/19 – 215,054 common shares to Oasis Capital for debt conversion valued at $55,387

   (f) 3/19/19 – 150,000 common shares to Oasis Capital for debt conversion valued at $38,633 with an additional 26,712 common shares for subsequently discovered miscalculation issued in April 2019.

   (g) 2nd quarter 2019 – 1,830,373 common shares to Oasis Capital for debt conversion valued at $449,397

   (h) 3rd quarter 2019 – 750,000 common shares to Oasis Capital for debt conversion valued at $93,830.

   (i) 4th quarter 2019 – 491,099 common shares to Oasis Capital for debt conversion valued at $20,000.

   (j) 1st quarter 2020 – 3,227,782 common shares to Oasis Capital for debt conversion valued at $166,724.

   (k)  1st quarter 2020 – 550,000 common shares were put to Oasis Capital under the Equity Purchase Agreement and the Company received $41,881.

   (k) 2nd quarter 2020 – 650,000 common shares to Oasis Capital for debt conversion valued at $31,841.

   (l) 2nd quarter 2020 – 500,000 common shares were put to Oasis Capital under the Equity Purchase Agreement and the Company received $21,783.

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

Recent Events

COVID-19 Pandemic

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. Governments have imposed laws requiring social distancing, travel bans and quarantine, and these laws may limit access to the Company’s facilities, management, support staff and professional advisors. These factors, in turn, may not only impact the Company’s operations, financial condition and demand for the Company’s goods and services, but the Company’s overall ability to react timely to mitigate the impact of this event. Also, it has affected the Company’s efforts to comply with filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s business, customers, and stockholders may experience a significant negative impact. Currently, the COVID-19 pandemic has limited our ability to move forward with our operations and has negatively affected our ability to timely comply with our ongoing filing obligations with the Securities and Exchange Commission.

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

Current Operations – Astro Aerospace, Ltd.

The Company has acquired the software, firmware and hardware for Version 1.0 of a manned drone which has executed multiple flights. It is Astro’s goal to transform how people and things get from place to place. This will be done by making safe, affordable user-friendly autonomous manned and unmanned Electric Vertical Take-Off and Landing (eVTOL) aircraft available to the mass market anywhere. Astro is currently working on Version 2.0 of the aircraft product which will feature design changes that enhance performance characteristics and safety features. The target market will be government, private sector operators and individuals for a wide range of commercial, logistical and personal uses.  The Company is currently in the flight testing mode of its Passenger Drone Version 1.0, as well as in the development stages of its version 2.0 Passenger Drone model.

The Company is working with Infly Technology Ltd., our design and manufacturing partner, who is leading the design and development team with responsibility for developing the team as well as building the new prototypes for the two new aircraft models. The Company applied for approval to test the Passenger Drone 1.0 version in Canada in order to display new software, avionics and stability. The Company received an SFOC (Special Flight Operations Certificate) from Transport Canada in September 2018, allowing Astro to take to the sky, and put the Passenger Drone 1.0 “Elroy” through critical elements of integrated flight testing.  The testing culminated on Wednesday, September 19, 2018 with a 4 minute and 30 second flight, reaching heights of over 60 feet and speeds of over 50 km/h. The avionics and flight control systems were put to task with a multitude of maneuvers and the vehicle remained exceptionally stable, even under the effects of a couple of unexpected wind gusts.

The Company's newest prototype focuses on a multitude of applications including passenger transport, cargo delivery, ambulance and med-evac services, rescue and disaster assistance, military, and B2B. Its newly designed modular structure allows the Astro Top Frame (ALTA) to fly independently, as well as in combination with the individually designed "Astro Pods" for the specific need in that specific industry. A fly-in and pick-up system will allow the vehicle to connect, fly, disconnect and repeat, effectively and efficiently, changing from one application to the next. We refer to it as the Swiss Army Knife of the eVTOL world.

Along with recent Avionics and Control system upgrades this modularity opens the door to the evergrowing opportunities that (eVTOL) electric take-off and landing short haul vehicles bring.

The Company anticipates the new prototype to be completed and flying by the end of the second quarter, 2021. We have completed the engineering and firmware for the prototype and are now in development of the body for the new prototype.

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

Plan of Operations

Management will expand the business through further investment of capital provided by the controlling shareholder and through additional capital raises from third party investors. The Company raised an additional $1.2 million of cash in November 2018 through the issuance of an 8% Senior Secured Convertible Promissory Note in the principal amount of $1,383,636. The first tranche of $600,000 was received in November 2018 and the second tranche of $600,000 was received in February 2019. In December 2019, the Company raised an additional $125,000, in the first tranche, through the issuance of a new 8% Senior Secured Convertible Promissory Note in the principal amount of $575,682.

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same investor who provided the Senior Secured Convertible Promissory Notes. Under the terms of the Equity Purchase Agreement, the investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1. The maximum amount that the Company shall be entitled to put to the investor in each put notice shall not exceed the lesser of $500,000 or one hundred fifty percent (150%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put. In 2019, no funds were raised by the Company, and no stock issued, under the Equity Purchase Agreement. Through May 28, 2020, the Company raised $63,664 through the Equity Purchase Agreement by selling 1,050,000 shares of its common stock to the investor.

In April 2020, the Company amended the MAAB Promissory Note to increase the maximum principal amount to $1,250,000 and to extend the maturity date to February 28, 2022.

The Company will continue to keep expenses as low as possible with closely monitoring working capital, development cost and schedule, while the Company continues the development of Passenger Drone Version 1.0 and 2.0.

Results of Operations

The Year Ended December 31, 2019 compared to The Year Ended December 31, 2018

For the year ended December 31, 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2021. Astro did incur $1,147,261 in operating expenses, which the majority of the expenses was from $232,084 in sales and marketing and $545,639 in research and development. There was also $369,538 in general and administrative expenses. Other expenses were $1,157,812 and consisting mainly of banking and financing fees and interest expense. The interest expense of $1,316,407 includes $1,191,894 of amortization of the debt discount. Other expense was offset by $178,394 in miscellaneous income, all of which came from the disgorgement of short swing profits under Section 16(a) of the Securities and Exchange Act of 1934.The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations.

For the year ended December 31, 2018, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2021. Astro did incur $7,436,347 in operating expenses, which the majority of the expenses was from an impairment of the assets acquired from Confida Aerospace of $6,285,214. The impairment expense was reduced by $25,000 due to a reduction of assumed accrued expenses as the expenses were incurred. The Company also incurred $901,857 in research and development expenses from the design and engineering of the eVTOL aircraft. There was $249,276 in sales and marketing and general and administrative expenses. Other expenses were $331,185 and consist of banking and financing fees and interest expense, offset by an adjustment to prepaid corporate taxes. The Company expects to incur operating losses until the eVTOL aircraft is marketable and has passed government and safety regulations

Discontinued Operations

The discontinued operations of Custom Pool are not comparable in the year ended December 31, 2019 and 2018 since Custom Pool was sold on April 30, 2018 and therefore only had operations in the 2018 period. Custom Pool had a pre-tax income of $178,300 on revenue of $1,786,911 during the year ended December 31, 2018.  The pre-tax income is a result of revenue at the resurfacing business having rebounded from a poor fourth quarter in 2017. This also improved the operating margin. Some of the improvement was offset in general and administrative expenses due to higher compensation and more employees hired in the office. Additionally, this created a higher allocation of employee expenses, such as health and workers compensation insurance.

Net Loss

The Company had a net loss of $2,305,073 for the year ended December 31, 2019 versus a net loss of $7,626,599 for the year ended December 31, 2018, largely comprised of the eVTOL aircraft operations. The reduction in the loss between 2019 and 2018 is largely due to the impairment expense of $6,285,214 incurred in 2018. The reduction is also due to the short swing profit disgorgement of income of $178,394 during 2019. This was offset somewhat by the increase in interest expense from the $1,383,636 principal amount of the 8% Senior Secured Convertible Promissory Note issued on November 21, 2018 and the interest expense from the issuance of a new 8% Senior Secured Convertible Promissory Note issued in December 2019 in the principal amount up to $575,682. The first tranche had a principal amount of $149,546. There was also an undeclared preferred dividend of $10,000, in both the 2019 and 2018 periods, which made the net loss available to common stockholders of $2,315,073 in 2019 and $7,636,599 in 2018.

The Company also had a foreign currency translation loss of $42,802 from the difference in the Canadian dollar and U.S. dollar exchange rates, which produced a comprehensive loss of $2,347,875 for the year ended December 31, 2019. In the comparable 2018 period, Astro had a foreign currency translation gain of $22,704 which produced a comprehensive loss of $7,603,895.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $750,017 and there is $499,983 available under the terms of the note through December 31, 2019. The note was amended on April 22, 2020 to increase the maximum principal amount to $1,250,000 and to extend the maturity to February 28, 2022.

The Company also raised an additional $1.2 million of cash in November 2018 through the issuance of a Senior Secured Convertible Promissory Note in the principal amount of $1,383,636. The first tranche of $600,000 was received in November 2018 and the second tranche of $600,000 was received in February 2019. On December 2, 2019, the Company issued a new 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of up to $575,682. The initial tranche principal of $149,546 was issued, and the Company received $125,000 in proceeds.

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same Investor who provided the funding with the 8% Senior Secured Convertible Promissory Notes. Under the terms of the Equity Purchase Agreement, the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Equity Purchase Agreement.  In 2019, no funds were raised by the Company, and no stock issued, under the Equity Purchase Agreement. Through May 29, 2020, the Company raised $63,664 through the Equity Purchase Agreement by selling 1,050,000 shares of its common stock to the investor.

Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The Company has prepared its consolidated financial statements for the year ended December 31, 2019 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the consolidated financial statements, for the year ended December 31, 2019 the Company had a net loss of $2,305,073, and used $950,546 cash in operations, and at December 31, 2019, had negative working capital of $921,829, current assets of $62,299, and an accumulated deficit of $10,316,875. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Losses (“NOL”) for tax purposes due to the net losses through the year ended December 31, 2019, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time, it is not known if the Company will become profitable with the ability to use the NOL.

The Company expects to spend $250,000 in the next six months and then another $1,000,000 in the subsequent six months on the development of the eVTOL aircraft.

In December 2015, the Company authorized 50,000,000 shares of Series A Preferred Stock, with a $0.0001 par value. The Series A Preferred has an 8% dividend paid quarterly and is convertible into one share of common stock. The Series A Preferred is senior to the common stock as to dividends, and any liquidation, dissolution or winding up of the Company. The Series A Preferred also has certain voting and registration rights.

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB, a non-affiliate of CPSM, Inc.

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

On March 14, 2018, MAAB Global Limited, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest rate of 10%, compounded monthly. On April 22, 2020, the Promissory Note was amended to increase the maximum principal amount to $1,250,000 and to extend the maturity to February 28, 2022.

Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note is $750,017 through December 31, 2019. The Company has accrued interest expense of $89,797 at December 31, 2019.

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche was payable upon the closing of the agreement, and the second tranche was payable within ten (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. Each tranche matured 6 months after the issue date. The Company also received the second tranche of $600,000 in February 2019.

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor, the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve a number of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of May 29, 2020, 88,882,955 common shares available to be issued.

As additional consideration for the investment, the Company issued 156,250 shares of its common stock to the Investor, valued at $89,531 at the date of issuance, plus warrants to acquire up to an aggregate 344,029 shares of the Company’s common stock at an exercise price of $0.51 per share. Upon the closing of the second tranche in February 2019, the Company issued additional warrants to acquire up to an aggregate of 421,656 shares of the Company’s common stock at an exercise price of $0.40 per share.  Each Warrant is exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof.

The Note has a beneficial conversion feature (“BCF”) for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value was $171,121 and the beneficial conversion feature fair value was $523,326 for a total debt discount of $694,447. The exercise price was $0.375 per share which converts into 1,871,515 common shares. The common stock price at the valuation date was $0.573 per share and the effective conversion price was calculated as $0.293, so that the BCF was calculated to be $0.280 per share valuing the BCF at $523,326.

However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally, $108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018, with an additional $534,682 amortized to interest in the year ended December 31, 2019, bringing the debt discount to $58,250 at December 31, 2019.

In the second tranche, the warrant fair value was $121,320 and the beneficial conversion feature fair value was $403,689 for a debt discount of $525,009. The exercise price was $0.2475 per share which converts into 2,754,820 common shares. The common stock price at the valuation date was $0.35 per share and the effective conversion price was calculated as $0.204, so that the BCF was calculated to be $0.146 per share valuing the BCF at $403,689.

Including the $81,818 of OID, the total debt discount is $606,827. Prior to the forbearance agreement dated September 11, 2019, $498,402 of the debt discount was amortized into interest expense, bringing the debt discount to $108,425. However, the forbearance agreement increased the principal amount, and the debt discount, which were allocated to the second tranche, so there was a net increase in the principal and the debt discount in the second tranche of $257,135 (See Note 10, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Note”). Additional amortization of the debt discount into interest expense in the fourth quarter of the year ended December 31, 2019 was $117,986 bringing the debt discount to $230,843 at December 31, 2019.

On February 22, 2019, the Investor converted $55,387 in principal amount of the Note into 215,054 shares of the Company’s common stock. Likewise, on March 19, 2019, the Investor converted $38,633 in principal amount of the Note into 150,000 shares of the Company’s common stock. However, the conversion share calculation was incorrect for the March 19, 2019 conversion of the $38,633 in principal amount of the Note and the actual shares issued for the conversion were 26,712 shares less than what it should have been. These shares were added to a subsequent conversion in April 2019.

In the second quarter ended June 30, 2019, the Investor converted $449,397 in principal amount of the Note into 1,830,373 shares of the Company’s common stock. In the third quarter ended September 30, 2019, the Investor converted $93,830 in principal amount of the Note into 750,000 shares of the Company’s common stock. In the fourth quarter ended December 31, 2019, the Investor converted $20,000 in principal amount of the Note into 491,099 shares of the Company’s common stock. The Company has accrued interest on the Note of $83,557 through December 31, 2019. The effective interest rate for both tranches of this Note was 8.33% as of December 31, 2019 and 2018.

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

On December 2, 2019, the Company issued a new 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of up to $575,682. The initial tranche principal of $149,546 was issued, with an OID of $17,046, the pro-rated portion of the $68,182 OID for the entire principal amount of $575,682, a $7,500 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $125,000. The Note will mature on June 2, 2020.

The Note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date, which created a BCF valued at greater than the total principal amount of the Note issued of $149,546. The exercise price was $0.0375 per share which converts into 3,987,880 common shares. The common stock price at the valuation date was $0.13 per share and the effective conversion price was calculated as $0.0375, so that the BCF was calculated to be $0.0925 per share valuing the BCF at $368,879.

In accordance with ASC 470-20-30-8, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. Therefore, the beneficial conversion feature is limited to $132,500, which when added to the OID of $17,046 equals the principal amount of $149,546. The beneficial conversion feature is being amortized using the effective interest method over the term of the note.

Amortization of the debt discount into interest expense was $24,093 for the year ended December 31, 2019, bringing the debt discount to $125,453 at December 31, 2019. The Company has accrued interest of $1,927 on the Note through the year ended December 31, 2019. The effective interest rate for this Note was 8.33% at December 31, 2019.

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

On August 26, 2019, in connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company committed to 600,000 Commitment Shares (as defined in the Equity Purchase Agreement) to the Investor.  These shares are initially being issued pursuant to the Section 4(a)(2) exemption and will be registered pursuant to the Registration Rights Agreement. Subsequent to the Agreement and prior to the issuance of the Commitment Shares, the Company renegotiated the payment to 300,000 shares of common stock. The fair value of the Commitment Shares as of August 26, 2019 was $48,300. The fair value was entirely expensed in the year ended December 31, 2019.

As of December 31, 2019, the Company had not issued any stock under the Equity Purchase Agreement. Through May 29, 2020, the Company raised $63,664 through the Equity Purchase Agreement by selling 1,050,000 shares of its common stock to the investor.

For the Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

For the year ended December 31, 2019, we had a net loss of $2,305,073. We had the following adjustment to reconcile net loss to cash flows from operating activities: an increase of $1,191,894 due to the amortization of the 8% Senior Secured Convertible Promissory Note discounts.

We had the following changes in operating assets and liabilities: an increase of $27,860 in other receivables, a decrease of $18,567 in prepaid expenses, a decrease of $274 in deposits and an increase of $171,652 in accounts payable and accrued liabilities.

As a result, we had net cash used in operating activities of $950,546 for the year ended December 31, 2019 which is largely due to the continued development of the eVTOL aircraft.

For the year ended December 31, 2018, we had a net loss of $7,626,599. We had the following adjustments to reconcile net loss to cash flows from operating activities: an increase of $6,285,214 due to an impairment expense and an increase of $295,398 due to the amortization of the 8% Senior Secured Convertible Promissory Note discounts.

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

For the year ended December 31, 2019, we received $158,578 from a Promissory Note from the parent, received $600,000 from the issuance of the 8% Senior Secured Convertible Promissory Note, received $125,000 from the issuance of a new 8% Senior Secured Promissory Note and an increase of $48,300 from the issuance of 300,000 shares of common stock for a financing fee. We also had a non-cash financing fee of $7,500 issued as a component of the new 8% Senior Secured Convertible Promissory Note of December 2, 2019.

As a result, we had net cash provided by financing activities of $939,378 for the year ended December 31, 2019.

For the year ended December 31, 2018, we accrued a preferred stock dividend of $2,500, received $591,439 from a Promissory Note from the parent and received $600,000 from the issuance of the 8% Senior Secured Convertible Promissory Note. As a result, we had net cash provided by financing activities of $1,188,939 for the year ended December 31, 2018.

For the year ended December 31, 2019, we had a loss on foreign currency translation of $42,802. For the year ended December 31, 2018, we had a gain on foreign currency translation of $22,704.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of its Consolidated Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on- going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our consolidated financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

Recent Accounting Pronouncements

See Note 6 to the Consolidated Financial Statements, “Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

The registrant has no material contractual obligations

The long-term debt repayments are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Promissory Note - MAAB	$ -	-	$ -	$750,017	$ -	$ -	$750,017
8% Senior Secured Convertible Promissory Notes	-	$1,133,070	-	-	-	-	$1,133,070
Total Repayments	$ -	$1,133,170	$ -	$750,017	$ -	$ -	$1,883,087

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have any significant market risk exposures.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended

  December 31, 2019 and 2018

Consolidated Statements of Cash Flow for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Astro Aerospace Ltd.

Lewisville, Texas:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Astro Aerospace Ltd. and Subsidiaries (the "Company"), as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss stockholders' (deficit) equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $10,316,875 at December 31, 2019 and a loss from operations of $2,305,073 for the year ended December 31, 2019, and a working capital deficiency of $921,829 which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HACKER, JOHNSON & SMITH PA

We have served as the Company's auditor since 2014.

Fort Lauderdale, Florida

May 29, 2020

Astro Aerospace Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Cash	$ 1,159	$ 55,129
Other Receivables	60,517	32,657
Prepaids	623	19,190
Total Current Assets	62,299	106,976

Acquired In-Process Research and Development	871,000	871,000
Deposits	13,925	14,199
Total Assets	$ 947,224	$ 992,175

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 265,604	$ 93,952
8% Senior Secured Convertible Promissory Note, net of discounts of $289,093 and $592,932 at December 31, 2019 and 2018	694,431	108,886
8% Senior Secured Convertible Promissory Note issued December 2, 2019, net of discounts of $125,453 at December 31, 2019	24,093	-
Total Current Liabilities	984,128	202,838

Long Term Liabilities
Promissory Note from MAAB	750,017	591,439
Total Liabilities	1,734,145	794,277

Commitments and Contingencies (Notes 1, 19 and 20)

Stockholders' (Deficit) Equity
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at December 31, 2019 and 2018	156	156
Series B Convertible Preferred Stock, $0.001 par value, 10,000 Shares Authorized, 10,000 Shares Issued and Outstanding at December 31, 2019 and 2018	10	10
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 73,201,722 and 69,308,946 shares Issued and Outstanding at December 31, 2019 and 2018	73,202	69,309
Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	7,156,204
Common Stock	2,195,636	836,473
Accumulated Other Comprehensive (Loss) Income	(20,098)	22,704
Accumulated Deficit	(10,316,875)	(8,011,802)
Total Stockholders' (Deficit) Equity	(786,921)	197,898
Total Liabilities and Stockholders' (Deficit) Equity	$ 947,224	$ 992,175

The accompanying notes are an integral part of these consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018

Revenue	$ -	$ -
Operating Expenses:
Sales and Marketing	232,084	60,487
General and Administrative	369,538	188,789
Research and Development	545,639	901,857
Impairment Expense	-	6,285,214
Total Operating Expenses	1,147,261	7,436,347
Loss from Operations	(1,147,261)	(7,436,347)

Other Expense (Income)
Interest Expense, Net	1,316,407	318,038
Bank and Financing Fees	19,799	23,147
Miscellaneous Income	(178,394)	(10,000)
Total Other Expense	1,157,812	331,185
Loss Before Income Tax	(2,305,073)	(7,767,532)

Income Tax
Current	-	-
Deferred	-	-
Total Income Tax Expense	-	-
Loss from Continuing Operations, Net	(2,305,073)	(7,767,532)

Discontinued Operations:
Income from Discontinued Operations	-	178,300
Income Tax	-	37,367
Income from Discontinued Operations, Net	-	140,933

Net Loss	(2,305,073)	(7,626,599)
Less: Preferred Stock Dividends	10,000	10,000
Net Loss Available to Common Stockholders	$ (2,315,073)	$ (7,636,599)

Net Loss per Common Share:
Net Loss From Continuing Operations per Common Share:
Basic	$ (0.03)	$ (0.11)
Diluted	$ (0.03)	$ (0.11)

Net Earnings From Discontinued Operations per Common Share:
Basic	$ -	$ -
Diluted	$ -	$ -

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Operations

(Continued)

	Year Ended December 31,
	2019	2018
Net Loss per Common Share:
Basic	$ (0.03)	$ (0.10)
Diluted	$ (0.03)	$ (0.10)

Weighted Average Number of Common Shares Outstanding - Basic	71,297,272	73,771,722
Weighted Average Number of Common Shares Outstanding - Diluted	71,297,272	73,771,722

The accompanying notes are an integral part of the consolidated financial statements.

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2019	2018

Net Loss	$ (2,305,073)	$ (7,626,599)
Foreign Currency Translation (Loss) Gain	(42,802)	22,704
Comprehensive Loss	(2,347,875)	(7,603,895)

The accompanying notes are an integral part of the consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

Years Ended December 31, 2019 and 2018

Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	Retained Earnings	Total Stockholders'
Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	(Accumulated Deficit)	Equity (Deficit)
Balance at December 31, 2017	1,562,500	$ 156	-	$ -	82,938,960	$82,939	$124,844	$ -	$ 229,744	$ -	$ 277,467	$ 715,150

Issuance of 10% Convertible Promissory Notes	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Series A Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	(2,500)	(2,500)
Stock Option Expense	-	-	-	-	-	-	-	-	22,857	-	-	22,857
Acquisition of Common Stock for Common Stock of Subsidiaries	-	-	-	-	(13,668,900)	(13,669)	-	-	(202,601)	-	(660,170)	(876,440)
Issuance of Series B Convertible Preferred Stock	-	-	10,000	10	-	-	-	7,156,204	-	-	-	7,156,214
Conversion into Common Stock of the 10% Convertible Promissory Notes with Accrued Interest	-	-	-	-	-	-	-	-	52,534	-	-	52,534
Issuance of 10% Convertible Promissory Notes Conversion Shares	-	-	-	-	38,886	39	-	-	(39)	-	-	-
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note	-	-	-	-	-	-	-	-	171,121	-	-	171,121
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note	-	-	-	-	-	-	-	-	523,326	-	-	523,326
Inducement Shares Issued for the 8% Senior Secured Convertible Promissory Note	-	-	-	-	-	-	-	-	89,531	-	-	89,531
Foreign Currency Translation Gain	-	-	-	-	-	-	-	-	-	22,704	-	22,704
Net Loss	-	-	-	-	-	-	-	-	-	-	(7,626,599)	(7,626,599)

Balance at December 31, 2018	1,562,500	$156	10,000	$10	69,308,946	$69,309	$124,844	$7,156,204	$836,473	$22,704	$(8,011,802)	$197,898

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity continued

Years Ended December 31, 2019 and 2018

Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	Retained Earnings	Total Stockholders'
Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	(Accumulated Deficit)	Equity (Deficit)
Balance at December 31, 2018	1,562,500	$156	10,000	$10	69,308,946	$69,309	$124,844	$7,156,204	$836,473	$22,704	$(8,011,802)	$197,898
Issuance of Inducement common shares	-	-	-	-	156,250	156	-	-	(156)	-	-	-
Partial Conversion of 8% Senior Secured Convertible Promissory Notes	-	-	-	-	3,436,526	3,437	-	-	653,810	-	-	657,247
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note – 2nd Tranche	-	-	-	-	-	-	-	-	121,320	-	-	121,320
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note – 2nd Tranche	-	-	-	-	-	-	-	-	403,689	-	-	403,689
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note – 12/2/2019 Note	-	-	-	-	-	-	-	-	132,500	-	-	132,500
Common Stock issued as Financing Fee for the Equity Purchase Agreement	-	-	-	-	300,000	300	-	-	48,000	-	-	48,300
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	-	(42,802)	-	(42,802)
Net Loss	-	-	-	-	-	-	-	-	-	-	(2,305,073)	(2,305,073)
Balance at December 31, 2019	1,562,500	$156	10,000	$10	73,201,722	$73,202	$ 124,844	$7,156,204	$2,195,636	$(20,098)	$(10,316,875)	$(786,921)

The accompanying notes are an integral part of the consolidated financial statements.

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

	Year Ended December 31,
	2019	2018

Cash Flow from Operating Activities:
Net Loss	$(2,305,073)	$(7,626,599)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Impairment Expense	-	6,285,214
Amortization of Note Discounts	1,191,894	295,398

Changes in Operating Assets and Liabilities:
Other Receivables	(27,860)	(32,657)
Prepaids	18,567	(19,190)
Deposits	274	(14,199)
Accounts Payable and Accrued Liabilities	171,652	96,452
Discontinued Operations, net	-	(358,355)

Net Cash Used In Operating Activities	(950,546)	(1,373,936)

Cash Flow from Financing Activities:
Preferred Stock Dividend	-	(2,500)
Promissory Note from MAAB	158,578	591,439
8% Senior Secured Convertible Promissory Note	600,000	600,000
8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	125,000	-
Issuance of Common Stock for Financing Fee	48,300	-
Non-cash Financing Fee	7,500	-
Net Cash Provided By Financing Activities	939,378	1,188,939

Effect of Foreign Currency Translation (Loss) Gain	(42,802)	22,704

Net Decrease in Cash	$ (53,970)	$(162,293)

Cash at the Beginning of the Year	$ 55,129	$ 217,422
Cash at the End of the Year	$ 1,159	$ 55,129

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$ 4,598	$ 9,232
Taxes	$ -	$ 24,930

Astro Aerospace Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Continued)

Year Ended December 31,
	2019	2018
Supplemental Disclosures of Non-Cash Information:
10% Convertible Promissory Notes Issued in Exchange for Stock Options	$ -	$ 50,000
Common Stock Received in Sale of Discontinued Operations	$ -	$ 876,440
Assets Sold in Discontinued Operations for Common Stock	$ -	$1,941,259
Liabilities Sold in Discontinued Operations for Common Stock	$ -	$(1,064,818)
Series B Preferred Stock Issued in Acquisition of Assets	$ -	$ 7,156,214
Acquired In-Process Research and Development	$ -	$ 7,181,214
Accounts Payable and Accrued Liabilities Assumed in Acquisition of Assets	$ -	$ 25,000
Conversion into Common Stock of the 10% Convertible Promissory Notes with Accrued Interest	$ -	$ 52,534
Conversion of 8% Senior Secured Conversion Promissory Notes into Common Stock	$ 657,247	$ -
Discounts Issued with 8% Senior Secured Convertible Promissory Notes	$ 606,827	$ 101,818
Discounts Issued with 8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	$ 149,546	$ -
Discounts Issued in Connection with Forbearance Agreement for 8% Senior Secured Convertible Promissory Notes	$ 257,135	$ -
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note	$ 1,167,801	$ 108,886
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	$ 24,093	$ -
Allocation to Interest Expense from Debt Discount of the 8% Senior Secured Convertible Promissory Note	$ -	$ 163,978
Common Stock issued as Financing Fee for the Equity Purchase Agreement	$ 48,300	$ -
Reduction in MAAB Promissory Note from Section 16(a) Short Swing Profit Income	$ 178,394	$ -

The accompanying notes are an integral part of the consolidated financial statements.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

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

On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of December 31, 2019, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used mainly for refunds of the Goods and Services Tax in Canada.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2019 the Company had a net loss of $2,305,073 and used $950,546 in cash in operations, and at December 31, 2019, had negative working capital of $921,829, current assets of $62,299, and an accumulated deficit of $10,316,875. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB and the outstanding note payable balance was $750,017 and there is $499,983 available under the terms of the note at December 31, 2019. The note was amended on April 22, 2020 (See Note 20, “Subsequent Events”). The Company has also raised funds through independent capital sources, of which the Company has two 8% Senior Secured Convertible Promissory Notes, the first of which has an outstanding balance of $983,524 at December 31, 2019 and the second of which has an outstanding balance of $149,546 at December 31, 2019. The first 8% Senior secured Convertible Note is subject to a forbearance agreement (See Note 10, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Note”). The Company has also executed an Equity Purchase Agreement whereby the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock. (See Note 16, “Equity Purchase Agreement and Registration Rights Agreement”). Through May 29, 2020, the Company put 1,050,000 shares of common stock at prices ranging from $.055 to $.081 per share for total proceeds of $63,664.

Astro plans to raise additional capital in the private and public securities markets in 2020.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 2 – SALE OF COMMON STOCK OF MAJORITY STOCKHOLDERS AND RESIGNATION AND ELECTION OF THE BOARD OF DIRECTORS

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, majority stockholders controlled by Lawrence and Loreen Calarco, sold 51,711,571 common shares and 1,562,500 preferred shares to MAAB, a non-affiliate of the Company, paid from Bruce Bent, officer and director of MAAB’s personal funds resulting in a change of control of the Company.  The stock was transferred to MAAB effective March 14, 2018. The 51,711,571 common shares and 1,562,500 preferred shares represented 62.35% and 100% of the issued and outstanding common and preferred stock of the Company, respectively.

On March 14, 2018, Lawrence Calarco, Loreen Calarco and Charles Dargan II resigned as officers and directors of the Company. Additionally, on March 14, 2018, Jeffrey Michel and Randy Sofferman resigned as directors of the Company.

On March 14, 2018, Bruce Bent, age 62, was appointed as Chief Executive Officer and Director of the Company. He stood for re-election at the subsequent annual meeting of the shareholders. There are no material arrangements to which Mr. Bent is a party, and there is no family relationship between him and any other party connected to the Company.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 3 – SALE OF CUSTOM POOL, CONTINUED

	Year Ended
	December 31,
	2019	2018
Major Classes of Line Items Constituting Pre-Tax Income on Discontinued Operations:
Revenue	$ -	$ 1,786,911
Cost of Services	-	1,208,619
General and Administrative	-	338,877
Other Operating Expenses	-	51,370
Total Operating Expenses	-	1,598,866
Operating Income	-	188,045
Other Expense	-	9,745
Total Pre-Tax Income from Discontinued Operations	-	178,300
Income Tax Expense	-	(37,367)
Income from Discontinued Operations	$ -	$ 140,933

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

The Company determined the fair value of the IPRD based on the fair market value of the consideration paid for the IPRD: 10,000 shares of Series B Convertible Preferred Stock, each share of which is convertible into 1,333 shares of common stock and 1,333 common stock warrants. The drone prototype is in an early development stage and the fair value is not determinable using cash flow projections and such projections were not available. It is anticipated that the drone will be marketable and flying by the end of the second quarter of 2021 and at that time that cash flows are expected to commence.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 4 – ACQUSITION OF ASSETS FROM CONFIDA AEROSPACE, LTD., CONTINUED

Further analysis of the IPRD determined that the recoverability of the fair value carrying amount was not probable and an impairment expense of $6,310,214 was incurred to reduce the carrying value of the net assets to $871,000, which approximates cost.

As well, after the initial 90 day period for the assumption of liabilities, the Company determined that it would most likely only assume $25,000 of liabilities and has adjusted the consolidated financial statements accordingly. During 2018, the expenses related to the liabilities had been incurred and the impairment expense was reduced by $25,000 to $6,285,214.

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

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and   development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. An impairment expense of $6,285,214 was incurred in the year ended December 31, 2018. An updated valuation by an independent third party was performed for the year ended December 31, 2019, and no further impairment expense was required.

Revenue Recognition

The Company does not currently have any revenue. In discontinued operations, revenue was recognized when the pool service was completed and the collectability was reasonably assured. For pool resurfacing and remediation work, revenue was recognized at the time of completion of the job.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Convertible Notes, Warrants and Beneficial Conversion Feature (“BCF”)

The convertible note is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible promissory note is examined for any intrinsic BCF of which the convertible price of the note is less than the closing common stock price on date of issuance. If the relative fair value method is used to value the convertible promissory note and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible debt is converted into by its terms. The BCF value is accounted for as equity.

Warrants issued with the 8% Senior Secured Convertible Promissory Note are accounted for under the fair value and relative fair value method. The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option model and recorded as a liability on the consolidated balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note.

The warrant and BCF relative fair values are also recorded as a discount to the convertible promissory notes and as additional paid-in-capital. The discount on the convertible notes is amortized to interest expense over the life of the debt. At present, these equity features of the convertible promissory notes have recorded a discount to the convertible notes that is substantially equal to the proceeds received.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of asset and liabilities.  Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The effect on deferred tax asset and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2019 and 2018.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted loss per share on the face of the consolidated statements of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the year. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the year, computed using the treasury stock method for outstanding stock options and the if converted method for convertible notes and preferred stock. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the years ended December 31, 2019 and 2018 due to the net loss during the years. The common stock equivalents are comprised of stock options (cancelled as of March 14, 2018), convertible promissory notes and the Series A and Series B Convertible Preferred Stock.

Further, the Company has presented its discontinued operations in accordance with ASC 205-20, “Presentation of Financial Statements, Discontinued Operations”, which requires the presentation of both basic and diluted loss per share from continuing operations and the basic and diluted net earnings per share from discontinued operations in addition to the basic and diluted net loss per share.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

For the years ended December 31, 2019 and 2018, the basic and diluted net loss per share from continuing operations, the basic and diluted net earnings from discontinued operations and the basic and diluted net loss per share were computed as follows:

	Year Ended
	December 31,
	2019	2018
Loss from Continuing Operations, net	$ (2,305,073)	$ (7,767,532)
Income from Discontinued Operations, net	-	140,933
Net Loss Available to Common Stockholders	(2,305,073)	(7,626,599)
Series A Preferred Stock Dividends	10,000	10,000
Net Loss Available to Common Stockholders and Assumed Conversions	$ (2,315,073)	$ (7,636,599)

Weighted Average Shares - Basic	71,297,272	73,771,722
Effective Dilutive Securities – Stock Options	-	-
Shares Issuable Upon Conversion of Convertible Promissory Notes	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-
Weighted Average Shares - Diluted	71,297,272	73,771,722
Net Loss Per Common Share from Continuing Operations:
Basic	$ (0.03)	$ (0.11)
Diluted	$ (0.03)	$ (0.11)
Net Earnings Per Common Share from Discontinued Operations:
Basic	$ -	$ -
Diluted	$ -	$ -
Net Loss Per Common Share:
Basic	$ (0.03)	$ (0.10)
Diluted	$ (0.03)	$ (0.10)

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Comprehensive Loss

Comprehensive loss consists of net loss plus the foreign currency translation (loss) gain.

Foreign Currency Translation

The translation of assets and liabilities for the Company’s foreign subsidiary is made at year end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the year transactions occurred.

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At December 31, 2019 and 2018, there were no assets or liabilities carried or measured at fair value.

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

A material estimate that is particularly susceptible to significant change in the near-term relate to the determination of the impairment of IPRD. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make this estimate. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustments, if any, are reflected in operations.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) which will require lessees to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the consolidated balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The ASU became effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The ASU had no effect on the Company’s consolidated financial statements.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

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

NOTE 7 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At December 31, 2019 and 2018 the Company did not have any cash balances in excess of federally insured limits.

NOTE 8 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, other receivables, accounts payable and accrued liabilities as of December 31, 2019 and 2018 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 8 – FAIR VALUE ESTIMATES, CONTINUED

The estimated fair value of the cash, notes payable, and loans at December 31, 2019 and 2018, were as follows:

Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Level 1)	(Level 2)	(Level 3)	Carrying Value
At December 31, 2019:
Assets
Cash	$ 1,159	-	-	$ 1,159
Liabilities	-	-
8% Senior Secured Convertible Promissory Note, Net	-	-	$ 694,431	$ 694,431
8% Senior Secured Convertible Promissory Note issued December 2, 2019, Net	-	-	$ 24,093	$ 24,093
Loan from MAAB	-	-	$ 750,017	$750,017

At December 31, 2018:
Assets
Cash	$ 55,129	-	-	$ 55,129

Liabilities
8% Senior Secured Convertible Promissory Note, Net	-	-	$ 108,886	$ 108,886
Loan from MAAB	-	-	$ 591,439	$ 591,439

NOTE 9 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche was payable upon the closing of the agreement, and the second tranche was payable within ten (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. The second tranche was issued on February 12, 2019 in the principal amount of $681,818, with an OID of $81,818 and the Company received proceeds of $600,000. Each tranche matured 6 months after the issue date, the first tranche matured on May 21, 2019 and the second tranche matured on August 12, 2019 (See Note 10, “Default And Forbearance On The 8% Senior Secured Convertible Promissory Note”).

The Note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date. The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice. Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 9 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of May 29, 2020, 88,882,955 shares available to be issued.

As additional consideration for the investment, the Company issued 156,250 shares of its common stock to the Investor, valued at $89,531 at the date of issuance, plus warrants to acquire up to an aggregate 344,029 shares of the Company’s common stock at an exercise price of $0.51 per share. Upon the closing of the second tranche in February 2019, the Company issued additional warrants to acquire up to an aggregate amount of 421,656 shares of the Company’s common stock at an exercise price of $0.40 per share. Each Warrant is exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof.

The Note has a beneficial conversion feature (“BCF”) for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value (See Note 15, “Warrants”) was $171,121 and the beneficial conversion feature fair value was $523,326 for a total debt discount of $694,447. The exercise price was $0.375 per share which converts into 1,871,515 common shares. The common stock price at the valuation date was $0.573 per share and the effective conversion price was calculated as $0.293, so that the BCF was calculated to be $0.280 per share valuing the BCF at $523,326.

However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally, $108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018, with an additional $534,682 amortized to interest in the year ended December 31, 2019, bringing the debt discount to $58,250 at December 31, 2019.

In the second tranche, the warrant fair value (See Note 15, “Warrants”) was $121,320 and the beneficial conversion feature fair value was $403,689 for a debt discount of $525,009. The exercise price was 0.2475 per share which converts into 2,754,820 common shares. The common stock price at the valuation date was $0.35 per share and the effective conversion price was calculated as $0.204, so that the BCF was calculated to be $0.146 per share valuing the BCF at $403,689.  Including the $81,818 of OID, the total debt discount is $606,827. Prior to the forbearance agreement dated September 11, 2019, $498,402 of the debt discount was amortized into interest expense, bringing the debt discount to $108,425. However, the forbearance agreement increased the principal amount, and the debt discount, which were allocated to the second tranche, so there was a net increase in the principal and the debt discount in the second tranche of $257,135 (See Note 10, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Note”). Additional amortization of the debt discount into interest expense in the fourth quarter of the year ended December 31, 2019 was $117,986 bringing the debt discount to $230,843 at December 31, 2019.

On February 22, 2019, the Investor converted $55,387 in principal amount of the Note into 215,054 shares of the Company’s common stock. Likewise, on March 19, 2019, the Investor converted $38,633 in principal amount of the Note into 150,000 shares of the Company’s common stock. However, the conversion share calculation was incorrect for the March 19, 2019 conversion of the $38,633 in principal amount of the Note and was 26,712 shares less than what it should have been. These shares were added to a subsequent conversion in April 2019.

In the second quarter ended June 30, 2019, the Investor converted $449,397 in principal amount of the Note into 1,830,373 shares of the Company’s common stock. In the third quarter ended September 30, 2019, the Investor converted $93,830 in principal amount of the Note into 750,000 shares of the Company’s common stock. In the fourth quarter ended December 31, 2019, the Investor converted $20,000 in principal amount of the Note into 491,099 shares of the Company’s common stock. The Company has accrued interest on the Note of $83,557 through December 31, 2019.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 9 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

On December 2, 2019, the Company issued a new 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of up to $575,682. The initial tranche principal of $149,546 was issued, with an OID of $17,046, the pro-rated portion of the $68,182 OID for the entire principal amount of $575,682, a $7,500 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $125,000. The Note will mature on June 2, 2020.

The Note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date, which created a BCF valued at greater than the total principal amount of the Note issued of $149,546. The exercise price was $0.0375 per share which converts into 3,987,880 common shares. The common stock price at the valuation date was $0.13 per share and the conversion price was calculated as $0.0375, so that the BCF was calculated to be $0.0925 per share valuing the BCF at $368,879.

In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF shall be limited to the amount of the proceeds allocated to the convertible instrument. Therefore, the BCF is limited to $132,500, which when added to the OID of $17,046 equals the principal amount of $149,546. The BCF is being amortized using the effective interest method over the term of the note.

Amortization of the debt discount into interest expense was $24,093 for the year ended December 31, 2019, bringing the debt discount to $125,453 at December 31, 2019. The Company has accrued interest of $1,927 on the Note through the year ended December 31, 2019.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 10 – DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE, CONTINUED

3) Subject to the Company’s compliance with the forbearance period, the repayment of the promissory note will be reduced from 35% to 0%.

The Company’s outstanding principal amount of the Note, after conversions, and the accrued interest as of the Forbearance Agreement date of September 11, 2019, was $805,649. The Forbearance Agreement for the outstanding principal amount and accrued interest of $1,062,784 produces a forbearance penalty of $257,135. This amount increased both the principal balance of the Note and increased the debt discount by the same amount. The $257,135 penalty is being amortized over the new maturity of the Note, June 30, 2020, and resulted in a $97,747 amortization expense during the year ended December 31, 2019. The outstanding principal amount of the Note is $983,524 at December 31, 2019.

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

NOTE 12 – PROMISSORY NOTE FROM MAAB

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note was $591,439 through December 31, 2018 and $750,017 through December 31, 2019. The Company has accrued interest expense of $41,291 and $89,797 at December 31, 2018 and 2019, respectively. On April 22, 2020, the Promissory Note was amended to increase the principal amount and the maturity date. (See Note 20, “Subsequent Events”).

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 13 – INCOME TAX

A reconciliation of differences between the effective income tax rates and the statutory federal rates from continuing operations is as follows:

	2019	2018
	Rate	Amount	Rate	Amount
Income Tax benefit at US statutory Rate	21%	$ 484,065	21%	$ 1,631,172
State taxes, net of federal benefit	5%	114,471	3%	263,914
Change in valuation allowance	(26)%	(598,546)	(24)%	(1,895,086)
		$ -		$ -

The differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows for the year ended December 31, 2018 for discontinued operations:

Income Taxes (benefit) at Statutory Rate	$ 37,443	21.0%
Increase (Decrease) in Taxes Resulting From:
State Taxes, net of Federal Tax Benefit	(76)	-
Graduated Tax Rates	-	-
Reduction in Federal Income Tax Rate	-	-
Other, Net	-	-
Income Taxes	$ 37,367	21.0%

Deferred income taxes primarily relate to differences between the amounts recorded for financial reporting purposes and the amounts recorded for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2019	2018
Deferred Income Tax Assets (Liabilities):
Net Operational Loss Carryforwards	$ 703,548	$ 165,505
Intangible Assets	1,415,989	1,522,188
Research & Development Costs	366,868	228,699
Other, Net	7,227	(21,296)
Gross Deferred Income Tax Assets (Liabilities)	$ 2,493,632	$ 1,895,096
Less: Valuation Allowance	(2,493,632)	(1,895,096)
Net Deferred Income Tax Asset	$ -	$ -

At December 31, 2019, the Company has net operating loss carryforwards of approximately $2,776,000 available to offset future taxable income with no expiration. Realization of the deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore the Company has established a 100% valuation allowance.

As of December 31, 2019, the U.S. Federal and Florida income tax returns filed prior to 2016 are no longer subject to examination by the respective taxing authorities.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 14 – CONVERTIBLE PREFERRED STOCK

In December 2015, the Company authorized 50,000,000 shares of Series A Preferred Stock, with a $0.0001 par value and no liquidation value. The Series A Preferred has an 8% dividend paid quarterly and is convertible into one share of common stock. The Series A Preferred is senior to the common stock as to dividends, and any liquidation, dissolution or winding up of the Company. The Series A Preferred also has certain voting and registration rights.

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock to Lawrence and Loreen Calarco, former officers and directors of the Company.

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, sold all 1,562,500 preferred shares to MAAB, a non-affiliate of CPSM, Inc. Cumulative undeclared Series A Preferred dividends were $17,500 at December 31, 2019.

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

NOTE 15 – WARRANTS

As part of the 8% Senior Secured Convertible Promissory Note issuance, the Company issued warrants to acquire up to an aggregate 344,029 shares of the Company’s common stock at an exercise price of $0.51 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on November 21, 2018, date of issuance, $0.57, strike price $0.51, time to expiration, five years, five year Treasury constant maturity rate, 2.33%, volatility 253% and no dividend yield. The result was a fair value of $0.5676 per warrant or $195,271 in aggregate. This fair value was reduced with the relative fair value method when including the BCF of the convertible note (See Note 9, “8% Senior Secured Convertible Promissory Note”) to $171,121. The warrant relative fair value was added to additional paid in capital – common stock.

In the second tranche, the Company issued warrants to acquire up to an aggregate amount of 421,656 shares of the Company’s common stock at an exercise price of $0.40 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on February 12, 2019, date of issuance, $0.33, strike price $0.40, time to expiration, five years, five year Treasury constant maturity rate, 2.34%, volatility 173% and no dividend yield. The result was a fair value of $0.35 per warrant or $147,580 in aggregate. This fair value was reduced with the relative fair value method when including the BCF of the convertible note (See Note 9, “8% Senior Secured Convertible Promissory Note”) to $121,320. The warrant relative fair value was added to additional paid in capital – common stock.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 15 – WARRANTS, CONTINUED

A summary of the warrant activity follows:

	Warrants outstanding	Exercise price per share	Price per Share on Date of Issuance

Balance December 31, 2017	-	-	-
Granted – Confida Acquisition	13,330,000	$0.75	$1.00
Convertible Promissory Note	344,029	0.51	0.57
Expired	-	-	-
Balance, December 31, 2018	13,674,029	0.51 – 0.75	0.57 – 1.00
Granted	421,656	0.40	0.33
Expired	-	-	-
Balance, December 31, 2019	14,095,685	0.40 – 0.75	0.33 – 1.00

NOTE 16 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 16 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT, CONTINUED

On August 26, 2019, in connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company committed to 600,000 Commitment Shares (as defined in the Equity Purchase Agreement) to the Investor.  These shares are initially being issued pursuant to the Section 4(a)(2) exemption and will be registered pursuant to the Registration Rights Agreement. Subsequent to the Agreement and prior to the issuance of the Commitment Shares, the Company renegotiated the payment to 300,000 shares of common stock. The fair value of the Commitment Shares as of August 26, 2019 was $48,300. The fair value was entirely expensed in the year ended December 31, 2019.

As of December 31, 2019, the Company has not issued any stock under the Equity Purchase Agreement.

The Registration Rights Agreement provides that the Company shall (i) file with the Commission the Registration Statement by November 25, 2019; and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, within 120 days after the execution date of the definitive agreements). The Company filed a Registration Statement on Form S-1 with the Commission on November 25, 2019 and the S-1 was declared effective on December 27, 2019.

NOTE 17 – 2014 STOCK AWARDS PLAN

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity (see Note 11, “Convertible Promissory Notes”). Consequently, there are 7,000,000 shares available for issuance at December 31, 2019.

A summary of the stock option activity over the years ended December 31, 2019 and 2018 is as follows:

Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,250,000	$0.037	3.3 Years	$ 56,125
Options Cancelled	(3,250,000)	-	-	-
Outstanding at December 31, 2018	-	-	-	-
Exercisable at December 31, 2018	-	-	-	-
Outstanding at December 31, 2019	-	-	-	-
Exercisable at December 31, 2019	-	-	-	-

The Company expensed $22,857 of stock option compensation during the year ended December 31, 2018.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 18 - SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 20 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through May 29, 2020 (the consolidated financial statement issuance date) and noted the following disclosures:

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. Governments have imposed laws requiring social distancing, travel bans and quarantine, and these laws may limit access to the Company’s facilities, management, support staff and professional advisors. These factors, in turn, may not only impact the Company’s operations, financial condition and demand for the Company’s goods and services, but the Company’s overall ability to react timely to mitigate the impact of this event. Also, it has affected the Company’s efforts to comply with filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s business, and stockholders may experience a significant negative impact. Currently, the COVID-19 pandemic has limited our ability to move forward with our operations and has negatively affected our ability to timely comply with our ongoing filing obligations with the Securities and Exchange Commission.

On April 22, 2020, the MAAB Note Payable was amended to increase the maximum outstanding principal balance to $1,250,000 and the maturity was extended to February 28, 2022.

On January 3, 2020, the Investor converted $16,724 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.04110 into 406,908 shares of the Company’s common stock.

On January 29, 2020, the Investor converted $150,000 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.053175 into 2,820,874 shares of the Company’s common stock

On February 11, 2020, the Company put 400,000 common shares at a $0.1025950 net price under the Equity Purchase Agreement and received $32,288 in net proceeds.

On March 27, 2020, the Company put 150,000 common shares at $0.0656200 under the Equity Purchase Agreement and received $9,593 in proceeds.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 And For The Years Then Ended

NOTE 20 - SUBSEQUENT EVENTS, CONTINUED

On April 8, 2020, the Company put 150,000 common shares at $0.06851 under the Equity Purchase Agreement and received $7,527 in proceeds.

On April 13, 2020, the Investor converted $10,305 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.051525 into 200,000 shares of the Company’s common stock.

On April 20, 2020, the Company put 150,000 common shares at $0.0581533 under the Equity Purchase Agreement and received $5,973 in proceeds.

On April 24, 2020, the Investor converted $10,305 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.051525 into 200,000 shares of the Company’s common stock.

On May 4, 2020, the Company put 200,000 common shares at $0.055165 under the Equity Purchase Agreement and received $8,283 in proceeds.

On May 8, 2020, the Investor converted $11,231 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.044925 into 250,000 shares of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2019, the Company has undergone operational and management changes, specifically with the sale of the discontinued operations and the acquisition of the new eVTOL aircraft in-process research and development and trademarks. In light of these changes, management has assessed its internal controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s consolidated financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective, based on the following deficiencies:

Weaknesses in Accounting and Finance Personnel: We have a small accounting staff and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing consolidated financial statements.

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

The Executive Officer and Director is:

Name	Position	Term(s) of Office
Bruce Bent	Chief Executive Officer	March 22, 2018 to present
	Director	March 22, 2018 to present
	Chief Financial Officer	March 22, 2018 to present

Resume

Bruce Bent, age 62, has been the CEO and director of the Company since March 22, 2018. From September 18, 2017 to present, Mr. Bent has acted as Chief Executive Officer and Director of MAAB Global Limited. Mr. Bent is President of Matthews Development (Alberta) Inc. a Canadian based project management company and is Chief Financial Officer of Matthews Acquisitions LLC, a holding company for the Matthews Group of Companies in the United States. Mr. Bent is Chairman and Director of Enerdynamic Hybrid Technologies Corp, a TSXV listed company. Mr. Bent received a Bachelor of Commerce from the University of Manitoba in April 1981.

Significant Employees

We have no significant employees who are not executive officers.

Family Relationships

No officer or director of the registrant has a family relationship with any other member of the registrant.

Directorships

None

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

o

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

o

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

o

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

o

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

o

Engaging in any type of business practice; or

o

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

o

was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

o

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

o

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

o

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•

any Federal or State securities or commodities law or regulation; or

•

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Executive Compensation

The following table sets forth the compensation paid to officers and board of directors during the fiscal years ended December 31, 2019 and 2018. The table sets forth this information for salary, bonus, and certain other compensation to the board of directors and named executive officers for the past two fiscal years and includes all board of directors and officers as of December 31, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bruce Bent	2019	0	0	0	0	0	0	0	0
CEO, CFO, Director	2018	0	0	0	0	0	0	0	0

Except for such compensation and as indicated above, no cash compensation, deferred compensation, pension benefits or long-term incentive plan awards were issued or granted to our management during the fiscal years indicated above. Further, no member of management has been granted any option or stock appreciation rights, except as indicated below; accordingly, no tables relating to such items have been included within this Item.

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity (see Note 11, “Convertible Promissory Notes”). Consequently, there are 7,000,000 shares available for issuance at December 31, 2019.

A summary of the stock option activity over the years ended December 31, 2019 and 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Dec. 31, 2017	3,250,000	$0.0367	3.3 Years	$ 56,125
Options Cancelled	(3,250,000)	-	-	-
Outstanding at December 31, 2018	-	-	-	-
Exercisable at December 31, 2018	-	-	-	-

Outstanding at December 31, 2019	-	-	-	-
Exercisable at December 31, 2018	-	-	-	-

The Company expensed $22,857 of stock option compensation for the year ended December 31 2018.

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

The table below sets forth the beneficial ownership of our common stock, as of May 29, 2020, by:

•All of our current directors and executive officers, individually; and

•All persons who beneficially own more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 78,129,504 shares of our common stock outstanding as of May 29, 2020. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Each person named in the table has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of the following persons listed below is c/o Astro Aerospace Ltd., 320 W. Main Street, Lewisville, TX 75057.

Name and Address	Amount	Percentage
Bruce Bent (1) 320 W. Main Street Lewisville, TX 75057	48,761,571 (indirect)	62.41%

All Officers and Directors as a Group (1 person)	48,761,571 (indirect)	62.41%

(1)These shares are held by MAAB Global Limited. Bruce Bent is the owner and president of MAAB Global Limited.

Changes in Control

There are no present arrangements or pledges of our securities that may result in a change in control of the registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note was $591,439 through December 31, 2018 and $750,017 through December 31, 2019. The Company has accrued interest expense of $41,291 and $89,797 at December 31, 2018 and 2019, respectively. On April 22, 2020, the Promissory Note was amended to increase the principal amount and the maturity date.

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

Director Independence

Our Common Stock is currently quoted on the OTCQB, which does not impose specific standards relating to director independence or the makeup of committees with independent directors or provide definitions of independence. In accordance with the rules of the SEC, we determine the independence of our directors by reference to the rules of The Nasdaq Stock Market. In accordance with such rules, the Board has determined that we do not have any independent directors. There were no transactions, relationships or arrangements not disclosed under the caption “Certain Relationships and Related Transactions” of this report that were considered by the Board of Directors under the applicable independence definitions in determining that there are no independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have incurred fees and expenses from Hacker, Johnson & Smith PA of $52,500 and $42,000, respectively, for the 2019 and 2018 fiscal years.  Fees included work completed for our annual audit and for the review of our consolidated financial statements included in our Forms 10-Q and 10-K. The fees in 2019 and 2018 included $5,000 related to Form 10K.  The fees for 2019 and 2018 included $5,000 for each quarterly review, $5,000 for Form S-1.

Tax Fees

We have incurred fees of $4,000 and $5,500, respectively, for the 2019 and 2018 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2019 and 2018 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Hacker, Johnson & Smith PA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Consolidated Financial Statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

 December 31, 2019 and 2019

Consolidated Statements of Operation:

  For the years ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Loss:

  For the years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ (Deficit) Equity

  For the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows:

  For the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

  For the years ended December 31, 2019 and 2018

(a)(2) List of Consolidated Financial Statement schedules included in Part IV hereof:  None

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

Custom Pool Plastering and Lawrence & Loreen Calarco Family

Trust, dated April 16, 2018

		Form 8-K	5/8/2018
10.13	Asset Purchase Agreement between Confida Aerospace Ltd. and Astro Aerospace Ltd.	Form 8-K	5/14/2018
10.14	Securities Purchase Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.15	Registration Rights Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.16	Senior Secured Convertible Promissory Note between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.17	Common stock purchase warrant between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.18	Security Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.19	Forbearance Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC executed September 11, 2019	Form 8-K	9/13/2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Bruce Bent

May 29, 2020

Bruce Bent

Chief Executive Officer

Chief Financial Officer

12