Form 10-K/A
period 2019-12-31
Astro Aerospace Ltd.
filed 2020-06-01
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 is to furnish revised Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

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

4

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

   (k)  1st quarter 2020 – 550,000 common shares were put to Oasis Capital under the Equity Purchase Agreement and the Company received $41,881.

   (l) 2nd quarter 2020 – 650,000 common shares to Oasis Capital for debt conversion valued at $31,841.

 (m) 2nd quarter 2020 – 500,000 common shares were put to Oasis Capital under the Equity Purchase Agreement and the Company received $21,783.

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

8

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

10

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

19

Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018

20

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

21

Consolidated Statements of Comprehensive Loss

23

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended

  December 31, 2019 and 2018

24

Consolidated Statements of Cash Flow for the years ended December 31, 2019 and 2018

26

Notes to Consolidated Financial Statements

28

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

NOTE 13 – INCOME TAX, CONTINUED

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

NOTE 17 – 2014 STOCK AWARDS PLAN, CONTINUED

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