Form 10-Q
period 2020-03-31
Astro Aerospace Ltd.
filed 2020-07-02
CIK 1425203

«0MZZN9ME»]

[«5MWPKF9Z|Level=d|Label=Document and Entity Information|#=33»

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM [«UHWR2SWG|Tag=DocumentType|Label=*|#=34»10-Q«UHWR2SWG»]

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended [«UHWR5GAN|Tag=DocumentPeriodEndDate|Label=*|#=35»March 31, 2020«UHWR5GAN»]

-OR-

 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 333-149000

[«UHWL5GUL|Tag=EntityRegistrantName|Label=*|#=36»ASTRO AEROSPACE LTD.«UHWL5GUL»]

 (Exact name of registrant as specified in its charter)

[«UKWL5GPR|Tag=EntityIncorporationStateCountryName|Label=*|#=37»Nevada«UKWL5GPR»]	[«UHWL5F1S|Tag=EntityTaxIdentificationNumber|Label=*|#=38»98-0557091«UHWL5F1S»]
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

[«UKWR5FJA|Tag=EntityAddressAddressLine1|Label=*|#=39»320 W. Main Street«UKWR5FJA»], [«UHWL5EA3|Tag=EntityAddressCityOrTown|Label=*|#=40»Lewisville«UHWL5EA3»], [«UKWL5E5M|Tag=EntityAddressStateOrProvince|Label=*|#=41»TX«UKWL5E5M»] [«UHWR5EXY|Tag=EntityAddressPostalZipCode|Label=*|#=42»75057«UHWR5EXY»]

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of July 2, 2020: 79,379,504 [

ASTRO AEROSPACE LTD.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	33

SIGNATURES	34

Astro Aerospace Ltd. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Cash	$ -	$ 1,159
Other Receivables	67,337	60,517
Prepaids	623	623
Total Current Assets	67,960	62,299

Acquired In-Process Research and Development	871,000	871,000
Deposits	9,584	13,925
Total Assets	$ 948,544	$ 947,224

Liabilities and Stockholders' Deficit

Current Liabilities
Bank Overdraft	$ 13,809	$ -
Accounts Payable and Accrued Liabilities	306,830	265,604
8% Senior Secured Convertible Promissory Note, net of discounts of $115,422 at March 31, 2020 and $289,093 at December 31, 2019	701,378	694,431
8% Senior Secured Convertible Promissory Note issued December 2, 2019, net of discounts of $51,322 at March 31, 2020 and $125,453 at December 31, 2019	98,224	24,093
Total Current Liabilities	1,120,241	984,128

Long Term Liabilities
Promissory Note from MAAB	734,084	750,017

Total Liabilities	1,854,325	1,734,145

Commitments and Contingencies (Notes 1, 14 and 15)

Stockholders' Deficit

Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000
Shares Authorized, 1,562,500 shares Issued and Outstanding
at March 31, 2020 and December 31, 2019	156	156

Series B Convertible Preferred Stock, $0.001 par value, 10,000
Shares Authorized, 10,000 Shares Issued and Outstanding
at March 31, 2020 and December 31, 2019	10	10

Astro Aerospace Ltd. and Subsidiary
Condensed Consolidated Balance Sheets, Continued

March 31,		December 31,
2020		2019
(unaudited)
Stockholders’ Deficit, continued Common Stock, $0.001 par value, 250,000,000 Shares
Authorized, 76,979,504 and 73,201,722 Shares Issued and Outstanding at March 31, 2020 and December 31, 2019	76,980	73,202

Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	7,156,204
Common Stock	2,400,463	2,195,636
Accumulated Other Comprehensive Income (Loss)	118,567	(20,098)
Accumulated Deficit	(10,783,005)	(10,316,875)
Total Stockholders' Deficit	(905,781)	(786,921)
Total Liabilities and Stockholders' Deficit	$ 948,544	$ 947,224

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2020	2019
Revenue	$ -	$ -

Operating Expenses:

Sales and Marketing	82,425	110,943
General and Administrative	67,870	38,767
Research and Development	29,769	111,419
Total Operating Expenses	180,064	261,129
Loss from Operations	(180,064)	(261,129)

Other Expense (Income)
Interest Expense, Net	285,559	432,930
Bank and Financing Fees	507	4,484
Miscellaneous Income	-	(1,920)
Total Other Expense	286,066	435,494

Loss Before Income Tax	(466,130)	(696,623)

Income Tax	-	-

Net Loss	(466,130)	(696,623)
Less: Preferred Stock Dividends	2,500	2,500
Net Loss Available to Common Stockholders	$ (468,630)	$ (699,123)

Net Loss per Common Share:
Basic	$ (0.01)	$ (0.01)
Diluted	$ (0.01)	$ (0.01)

Weighted Average Number of Common
Shares Outstanding - Basic	75,663,452	69,483,743

Weighted Average Number of Common
Shares Outstanding - Diluted	75,663,452	69,483,743

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net Loss	$ (466,130)	$ (696,623)
Foreign Currency Translation Gain	138,665	665
Comprehensive Loss	$ (327,465)	$ (695,958)

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2020 and 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2018	1,562,500	$ 156	10,000	$ 10	69,308,946	$69,309	$124,844	$ 7,156,204	$ 836,473	$ 22,704	$ (8,011,802)	$ 197,898
Issuance of inducement shares (Unaudited)	-	-	-	-	156,250	156	-	-	(156)	-	-	-
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	365,054	365	-	-	93,655	-	-	94,020
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note – 2nd Tranche (unaudited)	-	-	-	-	-	-	-	-	121,320	-	-	121,320
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note – 2nd Tranche (unaudited)	-	-	-	-	-	-	-	-	403,689	-	-	403,689
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	665	-	665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(696,623)	(696,623)

Balance at March 31 31, 2019	1,562,500	$156	10,000	$10	69,830,250	$69,830	$124,844	$7,156,204	$1,454,981	$23,369	$(8,708,425)	$120,969

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2020 and 2019 (continued)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2019	1,562,500	$156	10,000	$10	73,201,722	$73,202	$124,844	$7,156,204	$2,195,636	$(20,098)	$(10,316,875)	$(786,921)
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	3,277,782	3,228	-	-	163,496	-	-	166,724
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $9,000 (Unaudited)	-	-	-	-	550,000	550	-	-	41,331	-	-	41,881
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	138,665	-	138,665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(466,130)	(466,130)
Balance at March 31 31, 2020 (Unaudited)	1,562,500	$156	10,000	$10	76,979,504	$76,980	$124,844	$7,156,204	$2,400,463	$118,567	$(10,783,005)	$(905,781)

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2020	2019

Cash Flow from Operating Activities:
Net Loss	$ (466,130)	$ (696,623)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Amortization of Note Discounts	247,802	403,442

Change in Operating Assets and Liabilities:
Other Receivables	2,773	(5,008)
Prepaids	-	1,567
Deposits	4,341	2,951
Bank Overdraft	13,809	-
Accounts Payable and Accrued Liabilities	41,226	5,738

Net Cash Used In Operating Activities	(156,179)	(287,933)

Cash Flow from Financing Activities:
Promissory Note from MAAB	(15,933)	(342,751)
8% Senior Secured Convertible Promissory Note	-	600,000
Puts of Common Stock Under the Equity Purchase Agreement	32,288	-

Net Cash Provided By Financing Activities	16,355	257,249

Effect of Foreign Currency Translation Gain	138,665	665

Net Decrease in Cash	$ (1,159)	$ (30,019)

Cash at the Beginning of the Period	$ 1,159	$ 55,129
Cash at the End of the Period	$ -	$ 25,110

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$ 16,727	$ 2,401
Taxes	$ -	$ -

Supplemental Disclosures of Non-Cash Information:
Astro Aerospace Ltd. and Subsidiary
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)
	Three Months Ended March 31,
	2020	2019
Conversion of 8% Senior Secured Convertible Promissory Notes into Common Stock	$ 166,724	$ 94,020
Discounts Issued with 8% Senior Secured Convertible Promissory Notes	$ -	$ 606,827
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note	$ 173,671	$ 403,441
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	$ 74,131	$ -
Receivable Related to Puts of Common Stock Under the Equity Purchase Agreement	$ 9,593	$ -

The accompanying Notes are an integral part of the condensed consolidated financial statements

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Astro Aerospace Ltd. (“Astro” or the “Company”) and its wholly-owned subsidiary, is a developer of self-piloted and autonomous, manned and unmanned, eVTOL (Electric Vertical Take Off and Landing) aerial vehicles. The Company intends to provide the market with a mainstream mode of everyday, aerial transportation for both humans and cargo. Astro currently has a working prototype and is working on ALTA, an updated version of the working prototype, with engineering and mechanical improvements as well as pods which will be interchangeable with the frame allowing the unit to be used for cargo, passenger and other activities.

Astro is the successor corporation to CPSM, Inc., which was primarily engaged in providing a full line pool and spa services, and pool resurfacing. On March 14, 2018, MAAB Global Limited (“MAAB”), the majority stockholder and parent of Astro, acquired control of CPSM, Inc. On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of March 31, 2020, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used to record Canadian dollar expenditures in order to recover refunds of the Goods and Services Tax in Canada.

In 2018, the Company acquired in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. The drone prototype is in an early development stage. It is anticipated that the drone will be marketable and flying by the end of the second quarter of 2021 and at that time the cash flows are expected to commence.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2020, the Company had a net loss of $466,130 and used $156,179 in cash in operations, and at March 31, 2020, had negative working capital of $1,052,281, current assets of $67,960, and an accumulated deficit of $10,783,005. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB and the outstanding note payable balance was $734,084 and there is $515,916 available under the terms of the note at March 31, 2020. The note was amended on April 22, 2020 (See Note 15, “Subsequent Events”). The Company has also raised funds through independent capital sources, of which the Company has two Senior Secured Convertible Promissory Notes, the first of which has an outstanding balance of $701,378 at March 31, 2020 and the second of which has an outstanding balance of $98,224 at March 31, 2020. The first Senior secured Convertible Note is subject to a forbearance agreement (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Note”). The Company has also executed an Equity Purchase Agreement whereby the Investor agreed to purchase

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, CONTINUED

from the Company up to $5,000,000 of the Company’s common stock (See Note 11, “Equity Purchase Agreement and Registration Rights Agreement”). Through July 2, 2020 the Company put 1,800,000 shares of common stock at prices ranging from $.052 to $.10 per share for total proceeds of $105,481.

Astro plans to raise additional capital in the private and public securities markets in 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2020 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2020. The accompanying unaudited, condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, included in the Company's Form 10-K, which was filed with the SEC on May 29, 2020.

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

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development (“IPRD”) consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and   development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

intangible assets are consumed or otherwise realized. A valuation by an independent third party was performed for the year ended December 31, 2019, and no further impairment expense was required. There was no impairment expense incurred in the three month periods ended March 31, 2020 and 2019.

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

Warrants issued with the 8% Senior Secured Convertible Promissory Note are accounted for under the fair value and relative fair value method. The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option model and recorded as a liability on the condensed consolidated balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The effect on deferred tax asset and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2020 and December 31, 2019.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted loss per share on the face of the condensed consolidated statements of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period, computed using the if converted method for convertible notes and preferred stock. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the three months ended March 31, 2020 and 2019 due to the net loss during the periods.

The common stock equivalents are the 8% Senior Secured Convertible Promissory Notes and the Series A and Series B Convertible Preferred Stock.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

For the three months ended March 31, 2020 and 2019, the basic and diluted net loss per share were computed as follows:

Three Months Ended March 31,
2020		2019

Net Loss Available to Common Stockholders	$ (466,130)	$ (696,623)
Series A Preferred Stock Dividends	2,500	2,500
Net Loss Available to Common Stockholders and Assumed Conversions	$ (468,630)	$ (699,123)

Weighted Average Shares - Basic	75,663,452	69,483,743
Shares Issuable Upon Conversion of 8% Senior Secured Convertible Promissory Notes	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-
Weighted Average Shares - Diluted	75,663,452	69,483,743
Net Loss Per Common Share:
Basic	$ (0.01)	$ (0.01)
Diluted	$ (0.01)	$ (0.01)

Comprehensive Loss

Comprehensive loss consists of net loss plus the foreign currency translation gain.

Foreign Currency Translation

The translation of assets and liabilities for the Company’s foreign subsidiary is made at period end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period the transactions occurred.

Fair Value Measurement

GAAP establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At March 31, 2020 and December 31, 2019, there were no assets or liabilities carried or measured at fair value.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the impairment of IPRD. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make this estimate. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustments, if any, are reflected in operations.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement, Topic 820, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Items were removed from disclosure, such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation processes for Level 3 fair value measurements, among other items. The amendments also modify and add certain disclosures, such as a clarification that a measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and for certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update became effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The new guidance did not have a material impact on the condensed consolidated financial statements

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At March 31, 2020 and December 31, 2019, the Company did not have any cash balances in excess of federally insured limits.

NOTE 5 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE ESTIMATES, CONTINUED

Management believes the carrying amounts of the Company's cash, other receivables, accounts payable and accrued liabilities as of March 31, 2020 and December 31, 2019 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair value of the cash, notes payable, and loans at March 31, 2020 and December 31, 2019, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At March 31, 2020:
Assets
Cash	$ -	$ -	$ -	$ -

Liabilities
Bank Overdraft	$13,809	$ -	$ -	$ 13,809
8% Senior Secured Convertible Promissory Note, Net	$ -	$ -	$ 701,378	$ 701,378
8% Senior Secured Convertible Promissory Note issued December 2, 2019, Net	$ -	$ -	$ 98,224	$ 98,224
Loan from MAAB	$ -	$ -	$ 734,084	$ 734,084

At December 31, 2019:
Assets
Cash	$ 1,159	$ -	$ -	$ 1,159

Liabilities
8% Senior Secured Convertible Promissory Note, Net	$ -	$ -	$ 694,431	$ 694,431
8% Senior Secured Convertible Promissory Note issued December 2, 2019, Net	$ -	$ -	$ 24,093	$ 24,093
Loan from MAAB	$ -	$ -	$ 750,017	$ 750,017

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On November 21, 2018, the Company issued an 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of $1,383,636 in exchange for a total investment of $1,200,000, less commissions and expenses, payable in two tranches. The first tranche was payable upon the closing of the agreement, and the second tranche was payable within ten (10) business days of the Investor receiving written notice confirming the effectiveness of the initial registration statement. The first tranche principal of $701,818 was issued, with an Original Issue Discount (“OID”) of $81,818, a $20,000 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $600,000. The second tranche was issued on February 12, 2019 in the principal amount of $681,818, with an OID of $81,818 and the Company received proceeds of $600,000. Each tranche matured 6 months after the issue date, the first tranche matured on May 21, 2019 and the second tranche matured on August 12, 2019 (See Note 7, “Default And Forbearance On The 8% Senior Secured Convertible Promissory Note”).

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of July 2, 2020, 88,132,955 shares available to be issued.

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

The Note has a beneficial conversion feature (“BCF”) for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value was $171,121 (See Note 10, “Warrants”) and the BCF fair value was $523,326 for a total debt discount of $694,447. The exercises price was $0.375 per share which converts into 1,871,515 common shares. The common stock price at the valuation date was $0.573 per share, and the effective conversion price was calculated as $0.293, so that the BCF was calculated to be $0.280 per share valuing the BCF at $523,326.

However, adding the OID and the inducement shares to the debt discount, made final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. Additionally, $108,886 of the debt discount was amortized to interest expense for the year ended December 31, 2018. An additional $534,682 amortized to interest in the year ended December 31, 2019, bringing the debt discount to $58,250 at December 31, 2019. During the three months ended March 31, 2019, the Company amortized to interest $244,993 of the debt discount. After the January 31, 2020 conversion, the remaining debt discount of $58,250 was expensed since the entire first tranche was converted into equity.

In the second tranche, the warrant fair value (See Note 10, “Warrants”) was $121,320 and the BCF fair value was $403,689 for a debt discount of $525,009. The exercise price was $0.2475 per share which converts into 2,754,820 common shares. The common stock price at the valuation date was $0.35 per share and the effective conversion price was calculated as $0.204, so that the BCF was calculated to be $0.146 per share valuing the BCF at $403,689.  Including the $81,818 of OID, the total debt discount is $606,827. Prior to the forbearance agreement dated September 11, 2019, $498,402 of the debt discount was amortized into interest expense, bringing the debt discount to $108,425. However, the forbearance agreement increased the principal

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

amount, and the debt discount, which were allocated to the second tranche, so there was a net increase in the principal and the debt discount in the second tranche of $257,135 (See Note 8, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Note”). Additional amortization of the debt discount into interest expense in the fourth quarter of the year ended December 31, 2019 was $117,986 bringing the debt discount to $230,843 at December 31, 2019. During the three months ended March 31, 2019, the Company amortized to interest $158,449 of the debt discount. During the three months ended March 31, 2020, an additional $115,421 was expensed, bringing the debt discount to $115,422.

On February 22, 2019, the Investor converted $55,387 in principal amount of the Note into 215,054 shares of the Company’s common stock. Likewise, on March 19, 2019, the Investor converted $38,633 in principal amount of the Note into 150,000 shares of the Company’s common stock. However, the conversion share calculation was incorrect for the March 19, 2019 conversion of the $38,633 in principal amount of the Note and was 26,712 shares less than what it should have been. These shares were added to a subsequent conversion in April 2019. During the first quarter of 2020, the Investor converted $166,724 in principal amount of the Note into 3,227,782 shares of the Company’s common stock. The Company has accrued interest on the Note of $100,888 as of March 31, 2020.

The Company again defaulted on the 8% Senior Secured Convertible Promissory Note as of June 30, 2020. However, the Company reached a forbearance with the Investor on June 30, 2020 (See Note 15, “Subsequent Events - Default and Forbearance on the 8% Senior Secured Promissory Notes”).

On December 2, 2019, the Company issued a new 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of up to $575,682. The initial tranche principal of $149,546 was issued, with an OID of $17,046, the pro-rated portion of the $68,182 OID for the entire principal amount of $575,682, a $7,500 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $125,000. The Note matured on June 2, 2020. The Company defaulted on this Note and has reached a forbearance with the Investor on June 30, 2020 (See Note 15, “Subsequent Events -Default and Forbearance on the 8% Senior Secured Promissory Notes”).

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

Amortization of the debt discount into interest expense was $24,093 for the year ended December 31, 2019, bringing the debt discount to $125,453 at December 31, 2019. During the three months ended March 31, 2020, and additional $74,131 was expensed bringing the debt discount to $51,322. The Company has accrued interest of $4,910 on the Note as of March 31, 2020.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

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

The Company and the Investor promptly began negotiations on a Forbearance Agreement and on September 11, 2019, the Company and the Investor agreed to a Forbearance Agreement. Pursuant to this agreement, the Investor is willing to postpone pursuing its rights and remedies under the agreements, in particular and without limitation with respect to the acceleration of the promissory note and the immediate payment of the default amount and reduce the balance of the promissory note to the pre-default balance plus accrued non-default interest of $1,062,784 on the following terms: 1) subject to the Company’s compliance with the forbearance agreement, the forbearance shall commence on the effective date and will expire on June 30, 2020.  The Investor has verbally agreed to extend the forbearance.  The Company and Investor are currently finalizing the documents relating to the extension.  2) Should the Company fail to abide by any of the terms and conditions of the forbearance agreement, fail to comply with the terms of the other agreements, or fail to timely make the payments required under the promissory notes, or should the Company trigger an event of default, the forbearance period will immediately terminate.  3) Subject to the Company’s compliance with the forbearance period, the repayment of the promissory note will be reduced from 35% to 0%.

The Company’s outstanding principal amount of the Note, after conversions, and the accrued interest as of the Forbearance Agreement date of September 11, 2019, was $805,649. The Forbearance Agreement for the outstanding principal amount and accrued interest of $1,062,784 produces a forbearance penalty of $257,135. This amount increased both the principal balance of the Note and increased the debt discount by the same amount. The $257,135 penalty is being amortized over the new maturity of the Note, June 30, 2020, and resulted in a $97,747 amortization expense during the year ended December 31, 2019. The outstanding principal amount of the Note was $983,524 at December 31, 2019. During the three months ended March 31, 2020, $173,671 was amortized to interest expense. The outstanding principal amount is $816,800 at March 31, 2020.

The Company again defaulted on the 8% Senior Secured Convertible Promissory Note as of June 30, 2020. However, the Company reached a forbearance with the Investor on June 30, 2020. The Company also defaulted on this 8% Senior Secured Convertible Promissory Note issued December 2, 2019 and reached a forbearance with the Investor on June 30, 2020 (See Note 15, “Subsequent Events -Default and Forbearance on the 8% Senior Secured Promissory Notes”).

NOTE 8 – PROMISSORY NOTE FROM MAAB

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note matures on February 28, 2021. The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note was

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – PROMISSORY NOTE FROM MAAB, CONTINUED

$734,084 and $750,017 at March 31, 2020 and December 31, 2019, respectively. The Company has accrued interest expense of $92,534 and $89,797 at March 31, 2020 and December 31, 2019, respectively. On April 22, 2020, the Promissory Note was amended to increase the principal amount and the maturity date (See Note 15, “Subsequent Events”).

NOTE 9 – CONVERTIBLE PREFERRED STOCK

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock. On March 14, 2018, all those shares were sold to MAAB, a non-affiliate of CPSM, Inc. Cumulative undeclared Series A Preferred dividends were $20,000 at March 31, 2020.

On May 4, 2018, the Board of Directors of Astro Aerospace Ltd. authorized 10,000 shares of the Series B Convertible Preferred Stock, par value $0.001 per share. The Preferred shares are entitled to a dividend, when declared by the Board of Directors, votes with all other classes of stock as a single class of stock on all actions to be voted on by the stockholders of the Company, and each share of Preferred Stock is convertible into 1,333 shares of common stock and a five year warrant to purchase 1,333 shares of common stock at an exercise price of $0.75 per share. On May 8, 2018, the Company issued all of the 10,000 authorized Series B Preferred shares in the acquisition of certain assets from Confida Aerospace Ltd.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of the Series B Preferred Stock shall share pro rata with the holders of the common stock, on an as if converted basis.

NOTE 10 – WARRANTS

As part of the 8% Senior Secured Convertible Promissory Note issuance, the Company issued warrants to acquire up to an aggregate 344,029 shares of the Company’s common stock at an exercise price of $0.51 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on November 21, 2018, date of issuance, $0.57, strike price $0.51, time to expiration, five years, five year Treasury constant maturity rate, 2.33%, volatility 253% and no dividend yield. The result was a fair value of $0.5676 per warrant or $195,271 in aggregate. This fair value was reduced with the relative fair value method when including the BCF of the convertible note (See Note 6, “8% Senior Secured Convertible Promissory Note”) to $171,121. The warrant relative fair value was added to additional paid in capital – common stock.

In the second tranche, the Company issued warrants to acquire up to an aggregate 421,656 shares of the Company’s common stock at an exercise price of $0.40 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on February 12, 2019, date of issuance, $0.33, strike price $0.40, time to expiration, five years, five year Treasury constant maturity rate, 2.34%, volatility 173% and no dividend yield. The result was a fair value of $0.35 per warrant or $147,580 in aggregate. This fair value was reduced with the relative fair value method when including the BCF of the convertible note (See Note 6, “8% Senior Secured Convertible Promissory Note”) to $121,320. The warrant relative fair value was added to additional paid in capital – common stock.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – WARRANTS, CONTINUED

A summary of the warrant activity follows:

	Warrants Outstanding	Exercise Price per Share	Price Per Share on Date of Issuance
Balance, December 31, 2018	13,674,029	0.51 – 0.75	0.57 – 1.00
Granted - Convertible Promissory Note	421,656	0.40	0.33
Expired	-	-	-

Balance, March 31, 2019	14,095,685	0.40 – 0.75	0.33 – 1.00

Balance, December 31, 2019	14,095,685	0.40 – 0.75	0.33 – 1.00
Granted	-	-	-
Expired	-	-	-
Balance, March 31, 2020	14,095,685	0.40 - 0.75	0.33 - 1.00

NOTE 11 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT, CONTINUED

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

As of December 31, 2019, the Company had not issued any stock under the Equity Purchase Agreement. For the three months ended March 31, 2020, the Company put 550,000 shares of common stock at prices between $0.07 and $0.10 for total proceeds of $41,881, of which $9,593 was recorded as a receivable as of March 31, 2020. Through July 2, 2020, the Company put an additional 1,250,000 shares of common stock at prices ranging from $.052 to $.069 per share for total proceeds of $63,600.

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity, which were subsequently converted into common stock in September 2018. Consequently, there are 7,000,000 shares available for issuance at March 31, 2020. There are not any outstanding stock options.

NOTE 13 - SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  Mr. Bruce Bent, the Company’s Chief Executive Officer, is currently up to

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 - SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, CONTINUED

date in meeting these requirements and has notified the Company that he is now compliant.  On August 30, 2019, pursuant to Section 16(a), Mr. Bent disgorged short swing profits of $178,394 to the Company, which was recorded as miscellaneous income and a reduction of the debt owed to MAAB, the parent of the Company.

NOTE 14 – COMMITMENTS AND CONTIGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through July 2, 2020 (the condensed consolidated financial statement issuance date) and noted the following disclosures:

COVID-19 Pandemic

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. Governments have imposed laws requiring social distancing, travel bans and quarantine, and these laws may limit access to the Company’s facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact the Company’s operations, financial condition and demand for the Company’s goods and services, but the Company’s overall ability to react timely to mitigate the impact of this event. Also, it has affected the Company’s efforts to comply with filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s business and stockholders may experience a significant negative impact. Currently, the COVID-19 pandemic has limited the Company’s ability to move forward with its operations and has negatively affected its ability to timely comply with our ongoing filing obligations with the Securities and Exchange Commission.

Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes

As of June 30, 2020, the 8% Senior Secured Convertible Promissory Note was again in default, with a principal balance of $816,800 and an accrued interest of $100,888. Likewise, the 8% Senior Secured Convertible Promissory Note issued December 2, 2019 (together with the 8% Senior Secured Convertible Promissory Note, the “Notes”) was in default as of June 2, 2020 with a principal balance of $149,546 and accrued interest of $4,910. The Company is unable to repay the principal and accrued interest on both Notes.

On June 30, 2020, the Company and the Investor entered into two New Forbearance Agreements with the same terms for each of the Notes. The Investor also agreed to continue the forbearance from September 11, 2019, the date of previous Forbearance Agreement. The 8% Senior Secured Convertible Promissory Note’s balance is reduced to the pre-default balance plus accrued non-default interest of $852,282. Likewise, the 8% Senior Secured Convertible Promissory Note issued December 2, 2019 balance is reduced to the pre-default balance plus accrued non-default interest of $156,276. The maturity of both Notes is extended until November 28, 2020.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 - SUBSEQUENT EVENTS, CONTINUED

During the forbearance period, the acceleration of the Notes and payment of the default amounts shall be deemed suspended, subject to the ability of the Investor hereunder to immediately exercise its rights and remedies under this Forbearance Agreement, including but not limited to the acceleration of the Notes and enforcement of payment of the default amounts.

If at any time after the effective date: (i) the Company fails to abide by any of the terms and conditions of the Agreements; or (ii) the Company fails to comply with any of the terms of any of the other transaction documents; or (iii) the Company fails to timely make the payments required under the Notes; or (iv) any events of default occur, including but not limited to bankruptcy proceedings, then the forbearance period will immediately terminate, and the Investor may immediately exercise any of its rights and remedies provided for under the transaction documents, including but not limited to the acceleration of the Notes and enforcement of payment of the default amounts.

A forbearance fee of $107,726 will be paid through the issuance of 1,077,260 shares of the Company’s common stock priced at $0.10 per share, the closing price, on June 30, 2020.

Additional Subsequent Events

On April 22, 2020, the MAAB Note Payable was amended to increase the maximum outstanding principal balance to $1,250,000 and the maturity was extended to February 28, 2022.

On April 8, 2020 the Company put 150,000 common shares at $0.0685 under the Equity Purchase Agreement and received $7,527 in proceeds.

On April 13, 2020, the Investor converted $10,305 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.0515 into 200,000 shares of the Company’s common stock.

On April 20, 2020 the Company put 150,000 common shares at $0.0581 under the Equity Purchase Agreement and received $5,973 in proceeds.

On April 24, 2020, the Investor converted $10,305 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.0515 into 200,000 shares of the Company’s common stock.

On May 4, 2020 the Company put 200,000 common shares at $0.0551 under the Equity Purchase Agreement and received $8,283 in proceeds.

On May 8, 2020, the Investor converted $11,231 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.0449 into 250,000 shares of the Company’s common stock.

On May 18, 2020, the Company put 200,000 common shares at $0.0524 under the Equity Purchase Agreement and received $10,239 in proceeds.

On June 1, 2020, the Investor converted $11,569 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.0463 into 250,000 shares of the Company’s common stock.

On June 5, 2020, the Company put 250,000 common shares at $0.0589 under the Equity Purchase Agreement and received $13,924 in proceeds.

On June 12, 2020, the Investor converted $11,231 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.0449 into 250,000 shares of the Company’s common stock.

On June 23, 2020, the Company put 300,000 common shares at $0.05885 under the Equity Purchase Agreement for gross proceeds of $17,655.  The Company has not yet received the proceeds.

4

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Recent Events

COVID-19 Pandemic

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. Governments have imposed laws requiring social distancing, travel bans and quarantine, and these laws may limit access to the Company’s facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact the Company’s operations, financial condition and demand for the Company’s goods and services, but the Company’s overall ability to react timely to mitigate the impact of this event. Also, it has affected the Company’s efforts to comply with filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s business and stockholders may experience a significant negative impact. Currently, the COVID-19 pandemic has limited the Company’s ability to move forward with our operations and has negatively affected our ability to timely comply with our ongoing filing obligations with the Securities and Exchange Commission.

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

Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes

As of June 30, 2020, the 8% Senior Secured Convertible Promissory Note was again in default, with a principal balance of $816,800 and an accrued interest of $100,888. Likewise, the 8% Senior Secured Convertible Promissory Note issued December 2, 2019 (together with the 8% Senior Secured Convertible Promissory Note, the “Notes”) was in default as of June 2, 2020 with a principal balance of $149,546 and accrued interest of $4,910. The Company is unable to repay the principal and accrued interest on both Notes.

On June 30, 2020, the Company and the Investor entered into two New Forbearance Agreements with the same terms for each of the Notes. The Investor also agreed to continue the forbearance from September 11, 2019, the date of previous Forbearance Agreement. The 8% Senior Secured Convertible Promissory Note’s balance is reduced to the pre-default balance plus accrued non-default interest of $852,282. Likewise, the 8% Senior Secured Convertible Promissory Note issued December 2, 2019 balance is reduced to the pre-default balance plus accrued non-default interest of $156,276. The maturity of both Notes is extended until November 28, 2020.

During the forbearance period, the acceleration of the Notes and payment of the default amounts shall be deemed suspended, subject to the ability of the Investor hereunder to immediately exercise its rights and remedies under this Forbearance Agreement, including but not limited to the acceleration of the Notes and enforcement of payment of the default amounts.

If at any time after the effective date: (i) the Company fails to abide by any of the terms and conditions of the Agreements; or (ii) the Company fails to comply with any of the terms of any of the other transaction documents; or (iii) the Company fails to timely make the payments required under the Notes; or (iv) any events of default occur, including but not limited to bankruptcy proceedings, then the forbearance period will immediately terminate, and the Investor may immediately exercise any of its rights and remedies provided for under the transaction documents, including but not limited to the acceleration of the Notes and enforcement of payment of the default amounts.

A forbearance fee of $107,726 will be paid through the issuance of 1,077,260 shares of the Company’s common stock priced at $0.10 per share, the closing price, on June 30, 2020.

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

Astro's newest prototype focuses on a multitude of applications including passenger transport, cargo delivery, ambulance and med-evac services, rescue and disaster assistance, military, and B2B. Its newly designed modular structure allows the Astro Top Frame (ALTA) to fly independently, as well as in combination with the individually designed "Astro Pods" for the specific need in that specific industry. A fly-in and pick-up system will allow the vehicle to connect, fly, disconnect and repeat, effectively and efficiently, changing from one application to the next. Astro refers to it as the Swiss Army Knife of the eVTOL world. Along with recent Avionics and Control system upgrades this modularity opens the door to the evergrowing opportunities that (eVTOL) electric take-off and landing short haul vehicles bring.

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

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same investor who provided the Senior Secured Convertible Promissory Note. Under the terms of the Equity Purchase Agreement, the investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1. The maximum amount that the Company shall be entitled to put to the investor in each put notice shall not exceed the lesser of $500,000 or one hundred fifty percent (150%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put. In 2019, no funds were raised by the Company, and no stock was issued, under the Equity Purchase Agreement. For the three months ended March 31, 2020, the Company put 550,000 shares of common stock at prices between $0.07 and $0.10 for total proceeds of $41,881, of which $9,593 was recorded as a receivable as of March 31, 2020. Through July 2, 2020, the Company put an additional 1,250,000 shares of common stock at prices ranging from $.052 to $.069 per share for total proceeds of $63,600.

In April 2020, the Company amended the MAAB Promissory Note to increase the maximum principal amount to $1,250,000 and to extend the maturity date to February 28, 2022.

The Company will continue to keep expenses as low as possible with closely monitoring working capital, development cost and schedule, while the Company continues the development of Passenger Drone Version 1.0 and 2.0.

Results of Operations

The Three Months Ended March 31, 2020 compared to The Three Months Ended March 31, 2019

For the three months ended March 31, 2020 and 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2021.

In the three months ended March 31, 2020 and 2019, Astro did incur $180,064 and $261,129 in operating expenses respectively, a decline of $81,065 or 31%. All of the decline was in sales and marketing and research and development (“R&D”). The beginning of the COVID-19 induced worldwide economic shutdowns and affected the Company, especially since all of the R&D is being done in Canada and travel to and from the R&D location is prohibited. The Company’s R&D efforts were essentially deferred to future periods. As well, sales and marketing efforts are difficult when the economies are shut down.

Sales and marketing expenses declined from $110,943 in the three months ended March 31, 2019 to $82,425 in the three months ended March 31, 2020, a decline of $28,518 or 26%. R&D expenses declined in the three months ended March 31, 2020 versus 2019 from $111,419 to $29,769, a decline of $81,650 or 73%. General and administrative expenses increased in the three months ended March 31, 2020 versus 2019 to $67,870 from $38,767, largely due to an increase in consulting and business fees.

Other expenses declined in the three months ended March 31, 2020 versus 2019 from $435,494 to $286,066, a decline of $149,428 or 34%. Substantially all of the decline is in interest expense, which declined $147,371 or 34%. This is due to the amortization of the 8% Senior Secured Convertible Promissory Note, which after the original amortization starting in November 2018 (first tranche) and February 2019 (second tranche) and the Note nearing maturity, the amortization dropped to $247,802 versus $403,442 in the three months ended March 31, 2020 versus 2019.

The Company had a net loss of $466,130 versus $696,623 in the three months ended March 31, 2020 versus 2019, largely due to the declines in sales and marketing and R&D spending and a reduction in interest expense. There was also an undeclared preferred dividend of $2,500 in both the 2020 and 2019 periods which made the net loss available to common stockholders of $468,630 and $699,123, respectively.

Astro also had a foreign currency translation gain of $138,665 and $655 respectively, from the difference in the Canadian dollar and U.S. dollar exchange rates during the three months ended March 31, 2020 and 2019. The large increase in the translation gain in the three months ended March 31, 2020 is due to the large decline in the Canadian dollar versus the U.S. dollar in the fluctuating currency markets from the COVID-19 pandemic. Astro’s comprehensive loss was $327,465 and $695,958 in the three months ended March 31, 2020 and 2019.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $734,084 and there is $515,916 available under the terms of the note through March 31, 2020. The note was amended on April 22, 2020 to increase the maximum principal amount to $1,250,000 and to extend the maturity to February 28, 2022.

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

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same Investor who provided the funding with the 8% Senior Secured Convertible Promissory Notes. Under the terms of the Equity Purchase Agreement, the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Equity Purchase Agreement.  In 2019, no funds were raised by the Company, and no stock issued, under the Equity Purchase Agreement. During the three months ended March 31, 2020, the Company put 550,000 shares of common stock at prices between $0.07 and $0.10 for total proceeds of $41,881, of which $9,593 was recorded as a receivable as of March 31, 2020. Through July 2, 2020, the Company put an additional 1,250,000 shares of common stock at prices ranging from $.052 to $.069 per share for total proceeds of $63,600.

Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The Company has prepared its condensed consolidated financial statements for the three months ended March 31, 2020 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the condensed consolidated financial statements, for the three months ended March 31, 2020, the Company had a net loss of $466,130, and used $156,179 cash in operations, and at March 31, 2020, had negative working capital of $1,052,281, current assets of $67,960, and an accumulated deficit of $10,783,005. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Losses (“NOL”) for tax purposes due to the net losses through the three months ended March 31, 2020, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time, it is not known if the Company will become profitable with the ability to use the NOL.

The Company expects to spend $250,000 in the next six months and then another $1,000,000 in the subsequent six months on the development of the eVTOL aircraft.

See Notes to the condensed consolidated financial statements for Series A Preferred stock, Series B Preferred stock, promissory note from MAAB, 8% Senior Secured Convertible Promissory Notes, Equity Purchase Agreement and Registration Rights Agreement and Forbearance Agreement

For the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020, the Company had a net loss of $466,130. The Company had the following adjustment to reconcile net loss to cash flows from operating activities: an increase of $247,802 due to the amortization of the 8% Senior Secured Convertible Promissory Notes’ discounts.

The Company had the following changes in operating assets and liabilities: a decrease of $2,773 in other receivables, a decrease of $4,341 in deposits, an increase of $13,809 in the bank overdraft and an increase of $41,226 in accounts payable and accrued expenses.

As a result, the Company had net cash used in operating activities of $156,179 for the three months ended March 31, 2020 which is largely due to the continued development of the eVTOL aircraft.

For the three months ended March 31, 2019, the Company had a net loss of $696,623. The Company had the following adjustment to reconcile net loss to cash flows from operating activities: an increase of $403,442 due to the amortization of the 8% Senior Secured Convertible Promissory Note discounts.

The Company had the following changes in operating assets and liabilities: an increase of $5,008 in other receivables, a decrease of $1,567 in prepaid expenses, a decrease of $2,951 in deposits, and an increase of $5,738 in accounts payable and accrued expenses.

As a result, the Company had net cash used in operating activities of $287,933 for the three months ended March 31, 2019 which is largely due to the continued development of the eVTOL aircraft.

For the three months ended March 31, 2020 and 2019, the Company did not have any cash flow from investing activities.

For the three months ended March 31, 2020, the Company repaid $15,933 on a Promissory Note from MAAB and received $32,288 from the puts of common stock under the Equity Purchase Agreement. As a result, the Company had net cash provided by financing activities of $16,355 for the three months ended March 31, 2020.

For the three months ended March 31, 2019, the Company repaid $342,751 on a Promissory Note from MAAB and received $600,000 from the issuance of a second tranche of the Senior Secured Convertible Promissory Note. As a result, the Company had net cash provided by financing activities of $257,249 for the three months ended March 31, 2019.

For the three months ended March 31, 2020 and 2019, the Company had a gain from the effect of the foreign currency translation of $138,665 and $665, respectively.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of its Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on- going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our condensed consolidated financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements, “Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2020.

Contractual Obligations

The registrant has no material contractual obligations.

The long term debt repayments as of March 31, 2020 are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Promissory Note - MAAB	-	-	$734,084	-	-	-	$734,084
8% Senior Secured Convertible Promissory Notes	$ 966,345	-	-	-	-	-	$ 966,345
Total Repayments	$ 966,345	$ -	$734,084	$ -	$ -	$ -	$1,700,429

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of March 31, 2020, our disclosures and controls and procedures were not effective, based on the following deficiencies:

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

6

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

Dated: July 2, 2020

ASTRO AEROSPACE LTD.

By:  /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer

8