Form 10-Q/A
period 2020-03-31
Astro Aerospace Ltd.
filed 2020-07-07
CIK 1425203

«0MZZN9ME»]

[«5MWPKF9Z|Level=d|Label=Document and Entity Information|#=33»

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM [«UHWR2SWG|Tag=DocumentType|Label=*|#=34»10-Q/A«UHWR2SWG»]

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of July 2, 2020: 79,379,504 [

Explanatory Note

The sole purpose of this Amendment to the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 is to furnish Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.   No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

As previously disclosed in the Current Report on Form 8-K filed by Astro Aerospace Ltd. (the “Company”) on May 14, 2020, the Company expected that the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Report”), originally due on May 15, 2020, would be delayed due to disruptions caused by the COVID-19 coronavirus (“COVID-19”) pandemic. Specifically, the impact of COVID-19 on the Company due to the disruptions in transportation, staffing, and technology systems which have occurred over the last two months to both the Company and the Company’s professional advisors have resulted in limited support from the Company’s staff and professional advisors. This, in turn, delayed the Company’s ability to complete its financial reporting process and prepare the Report.

The Company relied on Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Quarterly Report.

INDEX

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

Dated: July 7, 2020

ASTRO AEROSPACE LTD.

By:  /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer

8