Form 10-Q
period 2020-06-30
Astro Aerospace Ltd.
filed 2020-08-17
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2020

-OR-

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 333-149000

ASTRO AEROSPACE LTD.

 (Exact name of registrant as specified in its charter)

Nevada	98-0557091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

320 W. Main Street, Lewisville,TX 75057

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

The number of outstanding shares of the registrant's common stock as of August 14, 2020: 81,635,586

ASTRO AEROSPACE LTD.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	33

SIGNATURES	34

Astro Aerospace Ltd.  and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash	$ 10,942	$ 1,159
Other Receivables	55,850	60,517
Prepaids	-	623
Total Current Assets	66,792	62,299
Acquired In-Process Research and Development	871,000	871,000
Deposits	10,103	13,925
Total Assets	$ 947,895	$ 947,224
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 330,117	$ 265,604
8% Senior Secured Convertible Promissory Note, net of discounts of $25,472 at June 30, 2020 and $289,093 at December 31, 2019	709,862	694,431
8% Senior Secured Convertible Promissory Note issued December 2, 2019, net of discounts of $0 at June 30, 2020 and $125,453 at December 31, 2019	149,546	24,093
Total Current Liabilities	1,189,525	984,128
Long Term Liabilities
Promissory Note from MAAB	895,511	750,017
Total Liabilities	2,085,036	1,734,145
Commitments and Contingencies (Notes 14 and 15)
Stockholders' Deficit
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000
Shares Authorized, 1,562,500 shares Issued and Outstanding
at June 30, 2020 and December 31, 2019	156	156
Series B Convertible Preferred Stock, $0.001 par value, 10,000
Shares Authorized, 10,000 Shares Issued and Outstanding
at June 30, 2020 and December 31, 2019	10	10
Common Stock, $0.001 par value, 250,000,000 Shares
Authorized, 80,685,586 and 73,201,722 Shares Issued and Outstanding at June 30, 2020 and December 31, 2019	80,686	73,202
Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	7,156,204
Common Stock	2,569,889	2,195,636
Accumulated Other Comprehensive Income (Loss)	54,782	(20,098)
Accumulated Deficit	(11,123,712)	(10,316,875)
Total Stockholders' Deficit	(1,137,141)	(786,921)
Total Liabilities and Stockholders' Deficit	$ 947,895	$ 947,224

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$ -	$ -	$ -	$ -

Operating Expenses:

Sales and Marketing	18,220	19,936	100,645	130,879
General and Administrative	65,865	87,790	134,107	126,557
Research and Development	40,764	234,837	70,532	346,256
Total Operating Expenses	124,849	342,563	305,284	603,692
Loss from Operations	(124,849)	(342,563)	(305,284)	(603,692)

Other Expense (Income)
Interest Expense, Net	211,675	564,398	497,234	997,328
Bank and Financing Fees	4,183	3,848	4,319	8,332
Other Income	-	-	-	(1,920)
Total Other Expense	215,858	568,246	501,553	1,003,740

Loss Before Income Tax	(340,707)	(910,809)	(806,837)	(1,607,432)

Income Tax	-	-	-	-

Net Loss	(340,707)	(910,809)	(806,837)	(1,607,432)
Less: Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net Loss Available to Common Stockholders	$ (343,207)	$ (913,309)	$ (811,837)	$ (1,612,432)

Net Loss per Common Share:
Basic	$ -	$ (0.01)	$ (0.01)	$ (0.02)
Diluted	$ -	$ (0.01)	$ (0.01)	$ (0.02)
Weighted Average Number of Common
Shares Outstanding - Basic	78,105,395	70,769,030	76,882,226	70,129,937
Weighted Average Number of Common
Shares Outstanding - Diluted	78,105,395	70,769,030	76,882,226	70,129,937

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd.  and Subsidiary

Condensed Consolidated Statements of Other Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Loss	$ (340,707)	$ (910,809)	$ (806,837)	$ (1,607,432)
Foreign Currency Translation (Loss) Gain	(63,785)	(27,859)	74,880	(27,194)
Comprehensive Loss	$ (404,492)	$ (938,668)	$ (731,957)	$ (1,634,626)

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended June 30, 2020 and 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	(Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit)	(Deficit)
Balance at December 31, 2018	1,562,500	$ 156	10,000	$ 10	69,308,946	$69,309	$124,844	$ 7,156,204	$ 836,473	$ 22,704	$ (8,011,802)	$ 197,898
Issuance of inducement shares (Unaudited)	-	-	-	-	156,250	156	-	-	(156)	-	-	-
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	365,054	365	-	-	93,655	-	-	94,020
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note – 2nd Tranche (unaudited)	-	-	-	-	-	-	-	-	121,320	-	-	121,320
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note – 2nd Tranche (unaudited)	-	-	-	-	-	-	-	-	403,689	-	-	403,689
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	665	-	665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(696,623)	(696,623)
Balance at March 31 31, 2019 (Unaudited)	1,562,500	$156	10,000	$10	69,830,250	$69,830	$124,844	$7,156,204	$1,454,981	$23,369	$(8,708,425)	$120,969
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	1,830,373	1,831	-	-	447,566	-	-	449,397
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(27,859)	-	(27,859)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(910,809)	(910,809)
Balance at June 30, 2019 (Unaudited)	1,562,500	$ 156	10,000	$ 10	71,660,623	$71,661	$124,844	$7,156,204	$1,902,547	$ (4,490)	$(9,619,234)	$ (368,302)

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended June 30, 2020 and 2019 (continued)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2019	1,562,500	$156	10,000	$10	73,201,722	$73,202	$124,844	$7,156,204	$2,195,636	$(20,098)	$(10,316,875)	$(786,921)
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	3,227,782	3,228	-	-	163,496	-	-	166,724
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $9,000 (Unaudited)	-	-	-	-	550,000	550	-	-	41,331	-	-	41,881
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	138,665	-	138,665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(466,130)	(466,130)
Balance at March 31 31, 2020 (Unaudited)	1,562,500	$156	10,000	$10	76,979,504	$76,980	$124,844	$7,156,204	$2,400,463	$118,567	$(10,783,005)	$(905,781)
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	2,456,082	2,456	-	-	104,481	-	-	106,937
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $9,000 (Unaudited)	-	-	-	-	1,250,000	1,250	-	-	64,945	-	-	66,195
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(63,785)	-	(63,785)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(340,707)	(340,707)
Balance at June 30, 2020 (Unaudited)	1,562,500	$156	10,000	$10	80,685,586	$80,686	$124,844	$7,156,204	$2,569,889	$54,782	$(11,123,712)	$(1,137,141)

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flow from Operating Activities:
Net Loss	$ (806,837)	$ (1,607,432)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Amortization of Note Discounts	414,545	937,109

Changes in Operating Assets and Liabilities:
Other Receivables	24,957	(23,983)
Prepaids	623	8,567
Deposits	3,822	8,199
Accounts Payable and Accrued Expenses	64,513	129,421

Net Cash Used In Operating Activities	(298,377)	(548,119)

Cash Flow from Financing Activities:
Promissory Note from MAAB	145,494	(74,129)
8% Senior Secured Convertible Promissory Note	-	600,000
Puts of Common Stock Under the Equity Purchase Agreement	87,786	-

Net Cash Provided By Financing Activities	233,280	525,871

Effect of Foreign Currency Translation Gain (Loss)	74,880	(27,194)

Net Increase (Decrease) in Cash	$ 9,783	$ (49,442)

Cash at the Beginning of the Period	$ 1,159	$ 55,129
Cash at the End of the Period	$ 10,942	$ 5,687

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$ 11,155	$ 637
Taxes	$ -	$ -

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flow (continued)

(Unaudited)

Six Months Ended June 30,
	2020	2019

Supplemental Disclosures of Non-Cash Information:
Conversion of 8% Senior Secured Convertible Promissory Notes into Common Stock	$ 273,661	$ 543,417
Discounts Issued with 8% Senior Secured Convertible Promissory Notes	$ -	$ 606,827
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note	$ 289,092	$ 937,109
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	$ 125,453	$ -
Receivable Related to Puts of Common Stock Under the Equity Purchase Agreement	$ 20,290	$ -
Increase in Note and Additional Discount on 8% Senior Secured Convertible Promissory Note due to the Forbearance Agreement on June 30, 2020	$ 25,472	$ -

The accompanying Notes are an integral part of the condensed consolidated financial statements

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Astro Aerospace Ltd. (“Astro” or the “Company”) and its wholly-owned subsidiary, is a developer of self-piloted and autonomous, manned and unmanned, eVTOL (Electric Vertical Take Off and Landing) aerial vehicles. The Company intends to provide the market with a mainstream mode of everyday, aerial transportation for both humans and cargo. Astro currently has a working prototype and is working on ALTA an updated version of the working prototype with engineering and mechanical improvements as well as pods which will be interchangeable with the frame allowing the unit to be used for cargo, passenger and other activities.

Astro is the successor corporation to CPSM, Inc., which was primarily engaged in providing a full line pool and spa services, and pool resurfacing. On March 14, 2018, MAAB Global Limited (“MAAB”), the majority stockholder and parent of Astro, acquired control of CPSM, Inc. On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of June 30, 2020, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used to record Canadian dollar expenditures in order to recover refunds of the Goods and Services Tax in Canada.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2020, the Company had a net loss of $806,837 and used $298,377 in cash in operations, and at June 30, 2020, had negative working capital of $1,122,733, current assets of $66,792, and an accumulated deficit of $11,123,712. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB and the outstanding note payable balance was $895,511 and there is $354,489 available under the terms of the note at June 30, 2020. The Company has also raised funds through independent capital sources, of which the Company has two Senior Secured Convertible Promissory Notes, the first of which has an outstanding balance of $709,862 at June 30, 2020 and the second of which has an outstanding balance of $149,546 at June 30, 2020. The first Senior Secured Convertible Note is subject to a second forbearance agreement and the second Senior Secured Convertible Note is also subject to a forbearance agreement (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”).

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, CONTINUED

The Company has also executed an Equity Purchase Agreement whereby the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock (See Note 11, “Equity Purchase Agreement and Registration Rights Agreement”). Through August 14, 2020 the Company put 2,400,000 shares of common stock at prices ranging from $.050 to $.10 per share for total proceeds of $124,507, as the last put on August 6, 2020 has not been completed and so the final price and the proceeds have not been determined.

Astro plans to raise additional capital in the private and public securities markets in 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2020 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2020. The accompanying unaudited, condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K, which was filed with the SEC on May 29, 2020.

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

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development (“IPRD”) consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. A valuation by an independent third party was performed for the year ended December 31, 2019, and no further impairment expense was required. There was no impairment expense incurred in the three and six month periods ended June 30, 2020 and 2019.

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

The warrant and BCF relative fair values are also recorded as a discount to the convertible promissory notes and as additional paid-in-capital. Discount on the convertible notes is amortized to interest expense over the life of the debt

Research and Development

Research and development costs are expensed as incurred.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2020 and December 31, 2019.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted loss per share on the face of the condensed consolidated statements of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period, computed using the if converted method for convertible notes and preferred stock. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the three and six months ended June 30, 2020 and 2019 due to the net loss during the periods.

The common stock equivalents are the 8% Senior Secured Convertible Promissory Notes and the Series A and Series B Convertible Preferred Stock.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

For the three and six months ended June 30, 2020 and 2019, the basic and diluted net loss per share were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Loss Available to Common Stockholders	$ (340,707)	$ (910,809)	$ (806,837)	$ (1,607,432)
Series A Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net Loss Available to Common Stockholders and Assumed Conversions	$ (343,207)	$ (913,309)	$ (811,837)	$ (1,612,432)

Weighted Average Shares - Basic	78,105,395	70,769,030	76,882,226	70,129,937

Shares Issuable Upon Conversion of 8% Senior Secured Convertible Promissory Notes	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-	-	-
Weighted Average Shares - Diluted	78,105,395	70,769,030	76,882,226	70,129,937
Net Loss Per Common Share:
Basic	$ -	$ (0.01)	$ (0.01)	$ (0.02)
Diluted	$ -	$ (0.01)	$ (0.01)	$ (0.02)

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At June 30, 2020 and December 31, 2019, there were no assets or liabilities carried or measured at fair value.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement, Topic 820, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Items were removed from disclosure, such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation processes for Level 3 fair value measurements, among other items. The amendments also modify and add certain disclosures, such as a clarification that a measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and for certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update were effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The new guidance did not have a material impact on the condensed consolidated financial statements.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At June 30, 2020 and December 31, 2019, the Company did not have any cash balances in excess of federally insured limits.

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

Management believes the carrying amounts of the Company's cash, other receivables, accounts payable and accrued liabilities as of June 30, 2020 and December 31, 2019 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its notes payable and loans in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE ESTIMATES, CONTINUED

The estimated fair value of the cash, notes payable, and loans at June 30, 2020 and December 31, 2019, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At June 30, 2020:
Assets
Cash	$ 10,942	-	-	$ 10,942

Liabilities
8% Senior Secured Convertible Promissory Note, Net	-	-	$ 709,862	$ 709,862
8% Senior Secured Convertible Promissory Note issued December 2, 2019, Net	-	-	$ 149,546	$ 149,546
Loan from MAAB	-	-	$ 895,511	$ 895,511

At December 31, 2019:
Assets
Cash	$ 1,159	-	-	$ 1,159

Liabilities
8% Senior Secured Convertible Promissory Note, Net	-	-	$ 694,431	$ 694,431
8% Senior Secured Convertible Promissory Note issued December 2, 2019, Net	-	-	$ 24,093	$ 24,093
Loan from MAAB	-	-	$ 750,017	$ 750,017

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

the Company received proceeds of $600,000. Each tranche matured 6 months after the issue date, the first tranche matured on May 21, 2019 and the second tranche matured on August 12, 2019 (See Note 7, “Default And Forbearance On The 8% Senior Secured Convertible Promissory Notes”).

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice. Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of August 14, 2020, 87,532,955 shares available to be issued.

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

In the second tranche, the warrant fair value (See Note 10, “Warrants”) was $121,320 and the BCF fair value was $403,689 for a debt discount of $525,009. The exercise price was $0.2475 per share which converts into 2,754,820 common shares. The common stock price at the valuation date was $0.35 per share and the effective conversion price was calculated as $0.204, so that the BCF was calculated to be $0.146 per share valuing the BCF at $403,689.  Including the $81,818 of OID, the total debt discount is $606,827. Prior to the forbearance agreement dated September 11, 2019, $498,402 of the debt discount was amortized into interest expense, bringing the debt discount to $108,425. However, the forbearance agreement increased the principal amount, and the debt discount, which were allocated to the second tranche, so there was a net increase in the principal and the debt discount in the second tranche of $257,135 (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”). Additional amortization of the debt discount into interest expense in the remainder of the year ended December 31, 2019 was $134,717 bringing the debt discount to $247,574 at December 31, 2019. During the three months ended March 31, 2020, an additional $115,421 was expensed, bringing the debt discount to $115,422, which was completely expensed in the three months ended June 30, 2020.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

During the first quarter of 2019, the Investor converted $94,020 in principal amount of the Note into 365,054 shares of the Company’s common stock. During the second quarter of 2019, the Investor converted $449,397 in principal amount of the Note into 1,830,373 shares of the Company’s common stock.

During the first quarter of 2020, the Investor converted $166,724 in principal amount of the Note into 3,227,782 shares of the Company’s common stock. During the second quarter of 2020, the investor converted $106,937 in principal amount of the Note into 2,456,082 shares of the Company’s common stock. The Company has accrued interest on the Note of $116,957 as of June 30, 2020.

The Company again defaulted on the 8% Senior Secured Convertible Promissory Note as of June 30, 2020. However, the Company reached a forbearance with the Investor on June 30, 2020 (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”).

On December 2, 2019, the Company issued a new 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of up to $575,682. The initial tranche principal of $149,546 was issued, with an OID of $17,046, the pro-rated portion of the $68,182 OID for the entire principal amount of $575,682, a $7,500 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $125,000. The Note matured on June 2, 2020. The Company defaulted on this Note and has reached a forbearance with the Investor on June 30, 2020 (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”).

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

Amortization of the debt discount into interest expense was $24,093 for the year ended December 31, 2019, bringing the debt discount to $125,453 at December 31, 2019. During the three months ended March 31, 2020, and additional $74,131 was expensed bringing the debt discount to $51,322, which was completely expensed in the three months ended June 30, 2020. The Company has accrued interest of $6,731 on the Note as of June 30, 2020.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

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

The Company’s outstanding principal amount of the Note, after conversions, and the accrued interest as of the Forbearance Agreement date of September 11, 2019, was $805,649. The Forbearance Agreement for the outstanding principal amount and accrued interest of $1,062,784 produces a forbearance penalty of $257,135. This amount increased both the principal balance of the Note and increased the debt discount by the same amount. The $257,135 penalty was amortized over the new maturity of the Note, June 30, 2020, and resulted in a $97,747 amortization expense during the year ended December 31, 2019. The outstanding principal amount of the Note was $983,524 at December 31, 2019. During the three months ended March 31, 2020, $173,671 was amortized to interest expense. During the three months ended June 30, 2020, the $115,421 was amortized into interest expense. The outstanding principal amount is $735,334 at June 30, 2020.

As of June 30, 2020, the 8% Senior Secured Convertible Promissory Note was again in default, with a principal balance of $709,862 and an accrued interest of $116,957. Likewise, the 8% Senior Secured Convertible Promissory Note issued December 2, 2019 (together with the 8% Senior Secured Convertible Promissory Note, the “Notes”) was in default as of June 2, 2020 with a principal balance of $149,546 and accrued interest of $6,730. The Company was unable to repay the principal and accrued interest on both Notes.

On June 30, 2020, the Company and the Investor entered into two New Forbearance Agreements with the same terms for each of the Notes. The Investor also agreed to continue the forbearance from September 11, 2019, the date of previous Forbearance Agreement. The 8% Senior Secured Convertible Promissory Note’s balance is reduced to the pre-default balance plus accrued non-default interest of $852,282, which includes a forbearance penalty of $25,472. This amount increased both the principal balance of the Note and increased the debt discount by the same amount. The penalty is being amortized over the new maturity of the Note. Likewise, the 8% Senior Secured Convertible Promissory Note issued December 2, 2019 balance is reduced to the pre-default balance plus accrued non-default interest of $156,276. The maturity of both Notes is extended until November 28, 2020.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

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

NOTE 8 – PROMISSORY NOTE FROM MAAB

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note originally matured on February 28, 2021. On April 22, 2020, the MAAB Note Payable was amended to increase the maximum outstanding principal balance to $1,250,000 and the maturity was extended to February 28, 2022.  The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note was $895,511 and $750,017 at June 30, 2020 and December 31, 2019, respectively. The Company has accrued interest expense of $123,126 and $89,797 at June 30, 2020 and December 31, 2019, respectively.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock. On March 14, 2018, all those shares were sold to MAAB, a non-affiliate of CPSM, Inc. Cumulative undeclared Series A Preferred dividends were $22,500 at June 30, 2020.

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

(Unaudited)

NOTE 9 – CONVERTIBLE PREFERRED STOCK, CONTINUED

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

A summary of the warrant activity follows:

	Warrants Outstanding	Exercise Price per Share	Price per Share on Date of Issuance
Balance, December 31, 2018	13,674,029	0.51 – 0.75	0.57 – 1.00
Granted -Convertible Promissory Note	421,656	0.40	0.33
Expired	-	-	-

Balance, June 30, 2019	14,095,685	0.40 – 0.75	0.33 – 1.00

Balance, December 31, 2019	14,095,685	0.40 – 0.75	0.33 – 1.00
Granted -Convertible Promissory Note	-	-	-
Expired	-	-	-

Balance, June 30, 2020	14,095,685	0.40 – 0.75	0.33 – 1.00

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

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to the Investor and the Investor will be obligated to purchase shares of the Company’s common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to the Investor in each put notice shall not exceed the lesser of $500,000 or one hundred fifty percent (150%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put. Pursuant to the Equity Purchase Agreement, the Investor and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to the Investor that would result in the Investor’s beneficial ownership of the Company’s outstanding Common Stock exceeding 9.99%. The price of each put share shall be equal to eighty five percent (85%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to the Investor until the earlier of (i) the date on which the Investor has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Equity Purchase Agreement, (ii) August 26, 2022, or (iii) written notice of termination delivered by the Company to the Investor, subject to certain equity conditions set forth in the Equity Purchase Agreement.

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

As of December 31, 2019, the Company had not issued any stock under the Equity Purchase Agreement. For the three months ended March 31, 2020, the Company put 550,000 shares of common stock at prices between $0.07 and $0.10 for total proceeds of $41,881. Through June 30, 2020, the Company put an additional 1,250,000 shares of common stock at prices ranging from $.052 to $.069 per share for total proceeds of $66,195, of which $20,290 had not been received as of June 30, 2020. Through August 14, 2020, the Company put an additional 300,000 shares of common stock at a price of $.056 per share for total proceeds of $16,431. Further, on August 6, 2020, the Company put 300,000 shares but the transaction has not been completed and so the final price and the proceeds have not been determined.

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity, which were subsequently converted into common stock in September 2018. Consequently, there are 7,000,000 shares available for issuance at June 30, 2020. There are not any outstanding stock options.

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

NOTE 14 – COVID-19 PANDEMIC

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through August 14, 2020 (the condensed consolidated financial statement issuance date) and noted the following disclosures:

On July 23, 2020, the Company put 300,000 common shares at $0.056 under the Equity Purchase Agreement and received $16,431 in net proceeds.

On August 5, 2020, 2020, the Investor converted $17,168 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.0491 into 350,000 shares of the Company’s common stock.

On August 6, 2020, 2020, the Company put 300,000 common shares but the transaction has not been completed and so the final price and the proceeds have not been determine.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same investor who provided the Senior Secured Convertible Promissory Note. Under the terms of the Equity Purchase Agreement, the investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1. For the three months ended March 31, 2020, the Company put 550,000 shares of common stock at prices between $0.07 and $0.10 for total proceeds of $41,881. Through June 30, 2020, the Company put an additional 1,250,000 shares of common stock at prices ranging from $.052 to $.069 per share for total proceeds of $66,195, of which $20,290 had not been received as of June 30, 2020. Through August 14, 2020, the Company put an additional 300,000 shares of common stock at a price of $.056 per share for total proceeds of $16,431. Further, on August 6, 2020, the Company put 300,000 shares but the transaction has not been completed and so the final price and the proceeds have not been determined.

In April 2020, the Company amended the MAAB Promissory Note to increase the maximum principal amount to $1,250,000 and to extend the maturity date to February 28, 2022.

The Company will continue to keep expenses as low as possible with closely monitoring working capital, development cost and schedule, while the Company continues the development of Passenger Drone Version 1.0 and 2.0.

Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes

Refer to Note 7 “DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES” in the condensed consolidated financial statements.

Results of Operations

The Three Months Ended June 30, 2020 compared to The Three Months Ended June 30, 2019

For the three months ended June 30, 2020 and 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2021.

In the three months ended June 30, 2020 and 2019, Astro did incur $124,849 and $342,563 in operating expenses respectively, a decline of $217,714 or 64%. All of the decline was in sales and marketing and research and development (“R&D”). The beginning of the COVID-19 induced worldwide economic shutdowns and affected the Company, especially since all of the R&D is being done in Canada and travel to and from the R&D location is prohibited. The Company’s R&D efforts were essentially deferred to future periods. As well, sales and marketing efforts are difficult when the economies are shut down.

Sales and marketing expenses declined from $19,936 in the three months ended June 30, 2019 to $18,220 in the three months ended June 30, 2020, a decline of $1,716 or 9%. R&D expenses declined by $194,073 in the three months ended June 30, 2020 versus 2019 as all R&D spending was completely stopped and deferred to future periods. General and administrative expenses decreased in the three months ended June 30, 2020 versus 2019 to $65,865 from $87,790, largely due to test flight expenses offset somewhat by declines in legal and accounting fees.

Other expenses declined in the three months ended June 30, 2020 versus 2019 from $568,246 to $215,858, a decline of $352,388 or 62%. Substantially all of the decline is in interest expense, which declined $352,723 or 62%. This is due to the amortization of the 8% Senior Secured Convertible Promissory Notes, which after the original amortization starting in November 2018 (first tranche), February 2019 (second tranche) and December 2019 for the new 8% Senior Secured Convertible Promissory Note, and the Notes maturing in June 2020, the amortization dropped to $166,743 versus $533,668 in the three months ended June 30, 2020 versus 2019.

The Company had a net loss of $340,707 versus $910,809 in the three months ended June 30, 2020 versus 2019, due to the decline in operating expenses and a reduction in interest expense. There was also an undeclared preferred dividend of $2,500 in both the 2020 and 2019 periods which made the net loss available to common stockholders of $343,207 and $913,309, respectively.

Astro also had a foreign currency translation loss of $63,785 and $27,859 respectively, from the difference in the Canadian dollar and U.S. dollar exchange rates during the three months ended June 30, 2020 and 2019. The large increase in the translation loss in the three months ended June 30, 2020 is due to the large decline in the Canadian dollar versus the U.S. dollar in the fluctuating currency markets from the COVID-19 pandemic. Astro’s comprehensive loss was $404,492 and $938,668 in the three months ended June 30, 2020 and 2019.

The Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

For the six months ended June 30, 2020 and 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in 2021.

In the six months ended June 30, 2020 and 2019, Astro did incur $305,284 and $603,692 in operating expenses respectively, a decline of $298,408 or 49%. All of the decline was in sales and marketing and research and development (“R&D”). The beginning of the COVID-19 induced worldwide economic shutdowns and affected the Company, especially since all of the R&D is being done in Canada and travel to and from the R&D location is prohibited. The Company’s R&D efforts were essentially deferred to future periods. As well, sales and marketing efforts are difficult when the economies are shut down.

Sales and marketing expenses declined from $130,879 in the six months ended June 30, 2019 to $100,645 in the six months ended June 30, 2020, a decline of $30,234 or 23%. R&D expenses declined by $275,724 or 80% in the six months ended June 30, 2020 versus 2019 as all R&D spending was drastically reduced and deferred to future periods. General and administrative expenses increased in the six months ended June 30, 2020 versus 2019 to $134,107 from $126,557, largely due to consulting fees offset somewhat by declines in legal and accounting fees.

Other expenses declined in the six months ended June 30, 2020 versus 2019 from $1,003,740 to $501,553, a decline of $502,187 or 50%. The largest portion of the decline is in interest expense, which declined $500,094 or 50%. This is due to the amortization of the 8% Senior Secured Convertible Promissory Notes, which after the original amortization starting in November 2018 (first tranche), February 2019 (second tranche) and December 2019 for the new 8% Senior Secured Convertible Promissory Note, and the Notes maturing in June 2020, the amortization dropped to $414,546 versus $937,110 in the six months ended June 30, 2020 versus 2019. There was also a $4,013 decline in bank and filing fees in the six months ended June 30, 2020 versus 2019.

The Company had a net loss of $806,837 versus $1,607,432 in the six months ended June 30, 2020 versus 2019, largely due to the declines in sales and marketing and R&D spending and a reduction in interest expense. There was also an undeclared preferred dividend of $5,000 in both the 2020 and 2019 periods  which made the net loss available to common stockholders of $811,837 and $1,612,432, respectively.

Astro also had a foreign currency translation gain of $74,880 in the six months ended June 30, 2020 versus a foreign currency translation loss of $27,194 in the six months ended June 30, 2019 from the difference in the Canadian dollar and U.S. dollar exchange rates during the six months ended June 30, 2020 and 2019. The large increase in the translation gain in the six months ended June 30, 2020 from a translation loss in the 2019 period is due to the large decline in the Canadian dollar versus the U.S. dollar in the fluctuating currency markets from the COVID-19 pandemic. Astro’s comprehensive loss was $731,957 and $1,634,626 in the six months ended June 30, 2020 and 2019.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $895,511 and there is $354,489 available under the terms of the note through June 30, 2020. The note was amended on April 22, 2020 to increase the maximum principal amount to $1,250,000 and to extend the maturity to February 28, 2022.

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

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same Investor who provided the funding with the 8% Senior Secured Convertible Promissory Notes. Under the terms of the Equity Purchase Agreement, the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Equity Purchase Agreement. In 2019, no funds were raised by the Company, and no stock issued, under the Equity Purchase Agreement. For the three months ended March 31, 2020, the Company put 550,000 shares of common stock at prices between $0.07 and $0.10 for total proceeds of $41,881. Through June 30, 2020, the Company put an additional 1,250,000 shares of common stock at prices ranging from $.052 to $.069 per share for total proceeds of $66,195, of which $20,290 had not been received as of June 30, 2020. Through August 14, 2020, the Company put an additional 300,000 shares of common stock at a price of $.056 per share for total proceeds of $16,431. Further, on August 6, 2020, the company put 300,000 shares but the transaction has not been completed and so the final price and the proceeds have not been determined.

Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2020, the Company had a net loss of $806,837 and used $298,377 in cash in operations, and at June 30, 2020, had negative working capital of $1,122,733, current assets of $66,792, and an accumulated deficit of $11,123,712. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Losses (“NOL”) for tax purposes due to the net losses through the six months ended June 30, 2020, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time, it is not known if the Company will become profitable with the ability to use the NOL.

The Company expects to spend $250,000 in the next six months and then another $1,000,000 in the subsequent six months on the development of the eVTOL aircraft.

See Notes to the condensed consolidated financial statements for Series A Preferred stock, Series B Preferred stock, promissory note from MAAB, 8% Senior Secured Convertible Promissory Notes, Equity Purchase Agreement and Registration Rights Agreement and Forbearance Agreement

For the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

For the six months ended June 30, 2020, the Company had a net loss of $806,837. The Company had the following adjustment to reconcile net loss to cash flows used in operating activities: an increase of $414,545 due to the amortization of the 8% Senior Secured Convertible Promissory Notes’ discounts.

The Company had the following changes in operating assets and liabilities: a decrease of $24,957 in other receivables, a decrease of $623 in prepaids, a decrease of $3,822 in deposits and an increase of $64,513 in accounts payable and accrued expenses.

As a result, the Company had net cash used in operating activities of $298,377 for the six months ended June 30, 2020 which is largely due to the continued development of the eVTOL aircraft.

For the six months ended June 30, 2019, the Company had a net loss of $1,607,432. The Company had the following adjustment to reconcile net loss to cash flows used in operating activities: an increase of $937,109 due to the amortization of the Senior Secured Convertible Promissory Note discounts.

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

For the six months ended June 30, 2020 and 2019, the Company did not have any cash flow from investing activities.

For the six months ended June 30, 2020, the Company received $145,494 in proceeds from the Promissory Note from MAAB and received $87,786 from the puts of common stock under the Equity Purchase Agreement. As a result, the Company had net cash provided by financing activities of $233,280 for the six months ended June 30, 2020.

For the six months ended June 30, 2019, the Company repaid $74,129 on a Promissory Note from MAAB and received $600,000 from the issuance of a second tranche of the Senior Secured Convertible Promissory Note. As a result, the Company had net cash provided by financing activities of $525,871 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, the Company had a gain from the effect of the foreign currency translation of $74,880 and for the six months ended June 30, 2019 the Company has a loss from the effect of the foreign currency translation of $27,194.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of its Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on- going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our condensed financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements, “Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2020.

Contractual Obligations

The registrant has no material contractual obligations.

The long term debt repayments as of June 30, 2020 are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Promissory Note - MAAB	-	-	$895,511	-	-	-	$895,511
8% Senior Secured Convertible Promissory Notes	$ 884,880	-	-	-	-	-	$ 884,880
Total Repayments	$ 884,880	$ -	$895,511	$ -	$ -	$ -	$1,780,391

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of June 30, 2020, our disclosures and controls and procedures were not effective, based on the following deficiencies:

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

Item 3. Defaults Upon Senior Securities

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

101.DEF**.XBRL Taxonomy Extension Definition Linkbase Document

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

Dated: August 14, 2020

ASTRO AEROSPACE LTD.

By: /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer