Form 10-Q/A
period 2020-06-30
Astro Aerospace Ltd.
filed 2020-08-18
CIK 1425203

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

The number of outstanding shares of the registrant's common stock as of August 14, 2020: 81,635,586 [

EXPLANATORY NOTE

The sole purpose of this Amendment to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2020 is to furnish revised Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.  No other changes have been made to the Form 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q

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

Dated: August 18, 2020

ASTRO AEROSPACE LTD.

By: /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer

