Form 10-Q
period 2020-09-30
Astro Aerospace Ltd.
filed 2020-11-23
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2020

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

The number of outstanding shares of the registrant's common stock as of November 23, 2020: 83,735,586

ASTRO AEROSPACE LTD.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	35

SIGNATURES	36

2

2

Astro Aerospace Ltd.  and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash	$ 31,212	$ 1,159
Other Receivables	36,238	60,517
Prepaids	-	623
Total Current Assets	67,450	62,299

Acquired In-Process Research and Development	871,000	871,000
Deposits	7,171	13,925
Total Assets	$ 945,621	$ 947,224

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 320,633	$ 265,604
8% Senior Secured Convertible Promissory Note, net of discounts of $5,943 at September 30, 2020 and $289,093 at December 31, 2019	712,223	694,431
8% Senior Secured Convertible Promissory Note issued December 2, 2019, net of discounts of $0 at September 30, 2020 and $125,453 at December 31, 2019	121,691	24,093
Total Current Liabilities	1,154,547	984,128

Long Term Liabilities
Promissory Note from MAAB	1,049,277	750,017
Total Liabilities	2,203,824	1,734,145

Commitments and Contingencies (Notes 14 and 15)

Stockholders' Deficit
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000
Shares Authorized, 1,562,500 shares Issued and Outstanding at September 30, 2020 and December 31, 2019	156	156

Series B Convertible Preferred Stock, $0.001 par value, 10,000
Shares Authorized, 10,000 Shares Issued and Outstanding at September 30, 2020 and December 31, 2019	10	10
Common Stock, $0.001 par value, 250,000,000 Shares authorized, 83,135,586 and 73,201,722 Shares Issued and Outstanding at September 30, 2020 and December 31, 2019	83,136	73,202

Additional Paid-In Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	7,156,204
Common Stock	2,692,251	2,195,636
Accumulated Other Comprehensive Income (Loss)	19,226	(20,098)
Accumulated Deficit	(11,334,030)	(10,316,875)
Total Stockholders’ Deficit	(1,258,203)	(786,921)
Total Liabilities and Stockholders’ Deficit	$ 945,621	$ 947,224

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$ -	$ -	$ -	$ -

Operating Expenses:

Sales and Marketing	15,086	92,374	115,730	223,253
General and Administrative	96,504	73,875	231,936	200,433
Research and Development	28,484	80,166	98,913	426,422
Total Operating Expenses	140,074	246,415	446,579	850,108
Loss from Operations	(140,074)	(246,415)	(446,579)	(850,108)

Other Expense (Income)
Interest Expense, Net	65,963	97,632	563,197	1,094,959
Bank and Filing Fees	4,281	893	7,379	9,225
Miscellaneous Income	-	(176,474)	-	(178,394)
Total Other Expense (Income)	70,244	(77,949)	570,576	925,790

Loss Before Income Tax	(210,318)	(168,466)	(1,017,155)	(1,775,898)

Income Tax	-	-	-	-

Net Loss	(210,318)	(168,466)	(1,017,155)	(1,775,898)
Less: Preferred Stock Dividends	2,500	2,500	7,500	7,500
Net Loss Available to Common Stockholders	$ (212,818)	$ (170,966)	$ (1,024,655)	$ (1,783,398)

Net Loss per Common Share:
Basic	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.03)
Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.03)

Weighted-Average Number of Common Shares Outstanding - Basic	81,657,869	72,176,927	78,159,266	70,819,765

Weighted-Average Number of Common Shares Outstanding - Diluted	81,657,869	72,176,927	78,159,266	70,819,765

The accompanying Notes are an integral part of the condensed consolidated financial statements

4

4

Astro Aerospace Ltd.  and Subsidiary

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Loss	$ (210,318)	$ (168,466)	$ (1,017,155)	$ (1,775,898)
Foreign Currency Translation (Loss) Gain	(35,556)	17,180	39,324	(10,014)
Comprehensive Loss	$ (245,874)	$ (151,286)	$ (977,831)	$ (1,785,912)

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2020 and 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	(Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit)	(Deficit)
Balance at December 31, 2018	1,562,500	$ 156	10,000	$ 10	69,308,946	$69,309	$124,844	$ 7,156,204	$ 836,473	$ 22,704	$ (8,011,802)	$ 197,898
Issuance of inducement shares (Unaudited)	-	-	-	-	156,250	156	-	-	(156)	-	-	-
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	365,054	365	-	-	93,655	-	-	94,020
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note – 2nd Tranche (unaudited)	-	-	-	-	-	-	-	-	121,320	-	-	121,320
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note – 2nd Tranche (unaudited)	-	-	-	-	-	-	-	-	403,689	-	-	403,689
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	665	-	665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(696,623)	(696,623)
Balance at March 31, 2019 (Unaudited)	1,562,500	$156	10,000	$10	69,830,250	$69,830	$124,844	$7,156,204	$1,454,981	$23,369	$(8,708,425)	$120,969

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2020 and 2019 (continued)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit	(Deficit)
Balance at March 31, 2019 (Unaudited)	1,562,500	$156	10,000	$10	69,830,250	$69,830	$124,844	$7,156,204	$1,454,981	$23,369	$(8,708,425)	$120,969
Partial Conversions of 8% Senior Secured Convertible Promissory Notes	-	-	-	-	1,830,373	1,831	-	-	447,566	-	-	449,297
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(27,859)	-	(27,859)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(910,809)	(910,809)
Balance at June 30, 2019 (Unaudited)	1,562,500	$ 156	10,000	$ 10	71,660,623	$71,661	$124,844	$7,156,204	$1,902,547	$ (4,490)	$(9,619,234)	$ (368,302)
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	750,000	750	-	-	93,080	-	-	93,830
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	17,180	-	17,180
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(168,466)	(168,466)
Balance at September 30 2019 (Unaudited)	1,562,500	$ 156	10,000	$ 10	72,410,623	$72,411	$124,844	$7,156,204	$1,995,627	$ 12,690	$(9,787,700)	$(425,758)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2019	1,562,500	$156	10,000	$10	73,201,722	$73,202	$124,844	$7,156,204	$2,195,636	$(20,098)	$(10,316,875)	$(786,921)
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	3,227,782	3,228	-	-	163,496	-	-	166,724
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $9,000 (Unaudited)	-	-	-	-	550,000	550	-	-	41,331	-	-	41,881
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	138,665	-	138,665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(466,130)	(466,130)
Balance at March 31, 2020 (Unaudited)	1,562,500	$156	10,000	$10	76,979,504	$76,980	$124,844	$7,156,204	$2,400,463	$118,567	$(10,783,005)	$(905,781)
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	2,456,082	2,456	-	-	104,481	-	-	106,937
Puts of Common Stock Under the Equity Purchase Agreement, net of Issuance costs of $9,000 (Unaudited)	-	-	-	-	1,250,000	1,250	-	-	64,945	-	-	66,195
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(63,785)	-	(63,785)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(340,707)	(340,707)
Balance at June 30, 2020 (Unaudited)	1,562,500	$156	10,000	$10	80,685,586	$80,686	$124,844	$7,156,204	$2,569,889	$54,782	$(11,123,712)	$(1,137,141)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit	(Deficit)
Balance at June 30, 2020 (Unaudited)	1,562,500	$156	10,000	$10	80,685,586	$80,686	$124,844	$7,156,204	$2,569,889	$54,782	$(11,123,712)	$(1,137,141)
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	950,000	950	-	-	44,073	-	-	45,023
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $1,250 (Unaudited)	-	-	-	-	1,500,000	1,500	-	-	78,289	-	-	79,789
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-		(35,556)	-	(35,556)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-		(210,318)	(210,318)
Balance at September 30, 2020 (Unaudited)	1,562,500	$156	10,000	$10	83,135,586	$83,136	$124,844	$7,156,204	$2,692,251	$19,226	$(11,334,030)	$(1,258,203)

The accompanying Notes are an integral part of the condensed consolidated financial statements

6

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flow from Operating Activities:
Net Loss	$ (1,017,155)	$ (1,775,898)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Amortization of Note Discounts	434,074	1,020,043
Amortization of Deferred Offering Costs	-	2,316

Changes in Operating Assets and Liabilities:
Other Receivables	24,279	(23,346)
Prepaids	623	18,567
Deposits	6,754	11,199
Deferred Offering Costs	-	(48,300)
Accounts Payable and Accrued Expenses	55,029	112,468

Net Cash Used In Operating Activities	(496,396)	(682,951)

Cash Flow from Financing Activities:
Promissory Note from MAAB	299,260	38,991
8% Senior Secured Convertible Promissory Note	-	600,000
Puts of Common Stock Under the Equity Purchase Agreement	187,865	-

Net Cash Provided By Financing Activities	487,125	638,991

Effect of Foreign Currency Translation Gain (Loss)	39,324	(10,014)

Net Increase (Decrease) in Cash	$ 30,053	$ (53,974)

Cash at the Beginning of the Period	$ 1,159	$ 55,129
Cash at the End of the Period	$ 31,212	$ 1,155

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$ 2,377	$ 1,699
Taxes	$ -	$ -

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flow (continued)

(Unaudited)

Nine Months Ended September 30,
	2020	2019

Supplemental Disclosures of Non-Cash Information:
Conversion of 8% Senior Secured Convertible Promissory Notes into Common Stock	$ 318,684	$ 637,248
Discounts Issued with 8% Senior Secured Convertible Promissory Notes	$ -	$ 606,827
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note	$ 308,621	$ 1,020,043
Discounts Issued in Connection with Forbearance Agreement for 8% Senior Secured Convertible Promissory Notes	$ -	$ 257,135
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	$ 125,453	$ -
Increase in Note and Additional Discount on 8% Senior Secured Convertible Promissory Note due to the Forbearance Agreement on June 30, 2020	$ 25,471	$ -

The accompanying Notes are an integral part of the condensed consolidated financial statements

8

8

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

Astro is the successor corporation to CPSM, Inc., which was primarily engaged in providing a full line pool and spa services, and pool resurfacing. On March 14, 2018, MAAB Global Limited (“MAAB”), the majority stockholder and parent of Astro, acquired control of CPSM, Inc. On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of September 30, 2020, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used to record Canadian dollar expenditures in order to recover refunds of the Goods and Services Tax in Canada.

In 2018, the Company acquired in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. The drone prototype is in an early development stage. It is anticipated that Version 2.0, the drone prototype, will be flying by the end of the second quarter of 2021.  At this time, the Company has market for the product and no established criteria under which the product could be utilized in North America..

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2020, the Company had a net loss of $1,017,155 and used $496,396 in cash in operations, and at September 30, 2020, had negative working capital of $1,087,097, current assets of $67,450, and an accumulated deficit of $11,334,030. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB and the outstanding note payable balance was $1,049,277 and there is $200,723 available under the terms of the note at September 30, 2020. The Company has also raised funds through independent capital sources, of which the Company has two Senior Secured Convertible Promissory Notes, the first of which has an outstanding balance of $718,166 at September 30, 2020 and the second of which has an outstanding balance of $121,691 at September 30, 2020. The first Senior Secured Convertible

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS (continued)

Note is subject to a second forbearance agreement and the second Senior Secured Convertible Note is also subject to a forbearance agreement (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”).

The Company has also executed an Equity Purchase Agreement whereby the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock (See Note 11, “Equity Purchase Agreement and Registration Rights Agreement”). Through November 23, 2020, the Company put 3,900,000 shares of common stock at prices ranging from $.04 to $.10 per share for total proceeds of $212,301.

Astro plans to raise additional capital in the private and public securities markets through 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 2020 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2020. The accompanying unaudited, condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, included in the Company's Form 10-K, which was filed with the SEC on May 29, 2020.

Cash

All highly liquid short term investments with original maturities of three months or less or money-market accounts held at financial institutions are considered to be cash. Substantially all of the cash is placed with one financial institution. From time to time during the year the cash accounts are exposed to credit loss for amounts in excess of insured limits of $250,000 in the event of non-performance by the institution, however, it is not anticipated that there will be non-performance.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development (“IPRD”) consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and   development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. A valuation by an independent third party was performed for the year ended December 31, 2019, and no further impairment expense was required. There was no impairment expense incurred in the three and nine month periods ended September 30, 2020 and 2019.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible Notes, Warrants and Beneficial Conversion Feature (“BCF”) (continued)

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of September 30, 2020 and December 31, 2019.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted loss per share on the face of the condensed consolidated statements of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of outstanding common stock during the period. Diluted loss per share gives effect to all dilutive potential common stock outstanding during the period, computed using the if converted method for convertible notes and preferred stock. Dilutive loss per share excludes all potential common stock if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the three and nine months ended September 30, 2020 and 2019 due to the net loss during the periods.

The common stock equivalents are the 8% Senior Secured Convertible Promissory Notes and the Series A and Series B Convertible Preferred Stock.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share (continued)

For the three and nine months ended September 30, 2020 and 2019, the basic and diluted net loss per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net Loss Available to Common Stockholders	$ (210,318)	$ (168,466)	$ (1,017,155)	$ (1,775,898)
Series A Preferred Stock Dividends	2,500	2,500	7,500	7,500
Net Loss Available to Common Stockholders and Assumed Conversions	$ (212,818)	$ (170,966)	$ (1,024,655)	$ (1,783,398)

Weighted-Average Shares - Basic	81,657,869	72,176,927	78,159,266	70,819,765
Shares Issuable Upon Conversion of 8% Senior Secured Convertible Promissory Notes	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-	-	-
Weighted-Average Shares - Diluted	81,657,869	72,176,927	78,159,266	70,819,765
Net Loss Per Common Share:
Basic	$ -	$ -	$ (0.01)	$ (0.03)
Diluted	$ -	$ -	$ (0.01)	$ (0.03)

Comprehensive Loss

Comprehensive loss consists of net loss plus the foreign currency translation gain (loss).

Foreign Currency Translation

The translation of assets and liabilities for the Company’s foreign subsidiary is made at period end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period the transactions occurred.

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At September 30, 2020 and December 31, 2019, there were no assets or liabilities carried or measured at fair value.

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

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At September 30, 2020 and December 31, 2019, the Company did not have any cash balances in excess of federally insured limits.

NOTE 5 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, other receivables, accounts payable and accrued liabilities as of September 30, 2020 and December 31, 2019 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its notes payable and loans in

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE ESTIMATES (continued)

accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair value of the cash, notes payable, and loans at September 30, 2020 and December 31, 2019, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At September 30, 2020:
Assets
Cash	$ 31,212	-	-	$ 31,212

Liabilities
8% Senior Secured Convertible Promissory Note, Net	-	-	$ 718,166	$ 718,166
8% Senior Secured Convertible Promissory Note issued December 2, 2019	-	-	$ 121,691	$ 121,691
Loan from MAAB	-	-	$1,049,277	$1,049,277

At December 31, 2019:
Assets
Cash	$ 1,159	-	-	$ 1,159

Liabilities
8% Senior Secured Convertible Promissory Note, Net	-	-	$ 983,524	$ 983,524
8% Senior Secured Convertible Promissory Note issued December 2, 2019	-	-	$149,546	$149,546
Loan from MAAB	-	-	$750,017	$750,017

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

(Unaudited)

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES (continued)

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

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date. The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice. Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of November 23, 2020, 86,032,955 shares available to be issued.

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

In the second tranche, the warrant fair value (See Note 10, “Warrants”) was $121,320 and the BCF fair value was $403,689 for a debt discount of $525,009. The exercise price was $0.2475 per share which converts into 2,754,820 common shares. The common stock price at the valuation date was $0.35 per share and the effective conversion price was calculated as $0.204, so that the BCF was calculated to be $0.146 per share valuing the BCF at $403,689.  Including the $81,818 of OID, the total debt discount is $606,827. Prior to the forbearance agreement dated September 11, 2019, $498,402 of the debt discount was amortized into interest expense, bringing the debt discount to $108,425. However, the forbearance agreement increased the principal amount, and the debt discount, which were allocated to the second tranche, so there was a net increase in the principal and the debt discount in the second tranche of $257,135 (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”). Additional amortization of the debt discount into

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES (continued)

interest expense through the remainder of the year ended December 31, 2019 was $134,717 bringing the debt discount to $230,843 at December 31, 2019. During the three months ended March 31, 2020, an additional $115,421 was expensed, bringing the debt discount to $115,422, which was completely expensed in the three months ended June 30, 2020.

During the first quarter of 2019, the Investor converted $94,020 in principal amount of the Note into 365,054 shares of the Company’s common stock. During the second quarter of 2019, the Investor converted $449,397 in principal amount of the Note into 1,830,373 shares of the Company’s common stock. During the third quarter of 2019, the Investor converted $93,830 in principal amount of the Note into 750,000 shares of the Company’s common stock.

During the first quarter of 2020, the Investor converted $166,724 in principal amount of the Note into 3,227,782 shares of the Company’s common stock. During the second quarter of 2020, the investor converted $106,937 in principal amount of the Note into 2,456,082 shares of the Company’s common stock. During the third quarter of 2020, the investor converted $17,168 in principal amount of the Note into 350,000 shares of the Company’s common stock. The Company has accrued interest on the Note of $131,574 as of September 30, 2020.

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

(Unaudited)

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES (continued)

Amortization of the debt discount into interest expense was $24,093 for the year ended December 31, 2019, bringing the debt discount to $125,453 at December 31, 2019. During the three months ended March 31, 2020, and additional $74,131 was expensed bringing the debt discount to $51,322, which was completely expensed in the three months ended June 30, 2020.

During the third quarter of 2020, the Investor converted $27,855 in principal amount of the Note into 600,000 shares of the Company’s common stock. The Company has accrued interest of $9,619 on the Note as of September 30, 2020.

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

The Company and the Investor promptly began negotiations on a Forbearance Agreement and on September 11, 2019, the Company and the Investor agreed to a Forbearance Agreement. Pursuant to this agreement, the Investor postponed pursuing its rights and remedies under the agreements, in particular and without limitation with respect to the acceleration of the promissory note and the immediate payment of the default amount and reduce the balance of the promissory note to the pre-default balance plus accrued non-default interest of $1,062,784 on the following terms: 1) subject to the Company’s compliance with the forbearance agreement, the forbearance shall commence on the effective date and will expire on June 30, 2020.  2) Should the Company fail to abide by any of the terms and conditions of the forbearance agreement, fail to comply with the terms of the other agreements, or fail to timely make the payments required under the promissory notes, or should the Company trigger an event of default, the forbearance period will immediately terminate.  3) Subject to the Company’s compliance with the forbearance period, the repayment of the promissory note will be reduced from 35% to 0%.

The Company’s outstanding principal amount of the Note, after conversions, and the accrued interest as of the Forbearance Agreement date of September 11, 2019, was $805,649. The Forbearance Agreement for the outstanding principal amount and accrued interest of $1,062,784 produces a forbearance penalty of $257,135. This amount increased both the principal balance of the Note and increased the debt discount by the same amount. The $257,135 penalty was amortized over the new maturity of the Note, June 30, 2020, and resulted in a $97,747 amortization expense during the year ended December 31, 2019. The outstanding principal amount of the Note was $983,524 at December 31, 2019. During the three months ended March 31, 2020, $173,671 was amortized to interest expense. During the three months ended June 30, 2020, the $115,422 was amortized into interest expense, which completely amortized the debt discount before the second forbearance agreement. The outstanding principal amount is $718,166 at September 30, 2020.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES (continued)

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

On June 30, 2020, the Company and the Investor entered into two New Forbearance Agreements with the same terms for each of the Notes. The Investor also agreed to continue the forbearance from September 11, 2019, the date of previous Forbearance Agreement. The 8% Senior Secured Convertible Promissory Note’s balance was reduced to the pre-default balance plus accrued non-default interest of $852,282, which includes a forbearance penalty of $25,471. This amount increased both the principal balance of the Note and increased the debt discount by the same amount. The penalty is being amortized over the new maturity of the Note. During the three months ended September 30, 2020, $19,528 of the debt discount was amortized into interest expense.

Likewise, the 8% Senior Secured Convertible Promissory Note issued December 2, 2019 balance was reduced to the pre-default balance plus accrued non-default interest of $156,276. The maturity of both Notes is extended until November 28, 2020.

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

NOTE 8 – PROMISSORY NOTE FROM MAAB

On March 14, 2018, MAAB, the parent of Astro, issued a Promissory Note for monetary advances to the Company of up to $750,000. The Promissory Note originally matured on February 28, 2021. On April 22, 2020, the MAAB Note Payable was amended to increase the maximum outstanding principal balance to $1,250,000 and the maturity was extended to February 28, 2022.  The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The principal amount advanced under the Promissory Note was $1,049,277 and $750,017 at September 30, 2020 and December 31, 2019, respectively. The Company has accrued interest expense of $160,833 and $89,797 at September 30, 2020 and December 31, 2019, respectively.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock. On March 14, 2018, all those shares were sold to MAAB, a non-affiliate of CPSM, Inc. Cumulative undeclared Series A Preferred dividends were $25,000 at September 30, 2020.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – WARRANTS (continued)

A summary of the warrant activity follows:

	Warrants outstanding	Exercise price per share	Price per Share on Date of Issuance
Balance, December 31, 2018	13,674,029	$0.51 – $0.75	$0.57 – $1.00
Granted -Convertible Promissory Note	421,656	$0.40	$0.33
Expired	-	$ -	$ -
Balance, September 30, 2019	14,095,685	$0.40 – $0.75	$0.33 – $1.00

Balance, December 31, 2019	14,095,685	$0.40 – $0.75	$0.33 – $1.00
Granted	-	$ -	$ -
Expired	-	$ -	$ -
Balance, September 30, 2020	14,095,685	$0.40-$0.75	$0.33-$1.00

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT (continued)

As of December 31, 2019, the Company had not issued any stock under the Equity Purchase Agreement. For the three months ended March 31, 2020, the Company put 550,000 shares of common stock at prices between $0.065 and $0.10 for total proceeds of $41,881. Through June 30, 2020 the Company put an additional 1,250,000 shares of common stock at prices ranging from $.052 to $.069 per share for total proceeds of $66,195. Through September 30, 2020, the Company put 1,500,000 shares of common stock at prices ranging from $.049 to $.059 per share for total proceeds of $79,789. Subsequent to the third quarter end, the Company has put 600,000 shares at prices ranging from $.04 to $.043 per share for total proceeds of $24,395.

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

On March 14, 2018, the Company cancelled all 3,250,000 outstanding stock options under the 2014 Stock Awards Plan, with 1,500,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity, which were subsequently converted into common stock in September 2018. Consequently, there are 7,000,000 shares available for issuance at September 30, 2020. There are not any outstanding stock options.

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

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through November 23, 2020 (the condensed consolidated financial statement issuance date) and noted the following disclosures:

On October 6, 2020, the Company put 300,000 common shares at $0.043 under the Equity Purchase Agreement and received $12,673 in net proceeds.

On October 20, 2020, the Company put 300,000 common shares at $0.0399 under the Equity Purchase Agreement and received $11,722 in net proceeds.

The Company is currently negotiating a further extension of the maturity of the 8% Senior Secured Convertible Promissory Notes, since the Company does not believe it will be able to repay the outstanding principal balance and accrued interest by the extended maturity date of November 28, 2020.

Reverse Stock Split

Effective October 8, 2020, the Company’s majority stockholder approved a 1-for-15 reverse common stock split (“the reverse stock split”). The Company intends to effectuate the reverse stock split as soon as practicable, however, the transaction is subject to approval from the Financial Industry Regulatory Authority (FINRA). Since the Company cannot guaranty FINRA’s approval, management believes that the transaction has not occurred and has presented the financial information in this 10Q as if the transaction has not occurred.

If the Company receives FINRA’s approval and the reverse stock split is completed, it will reduce the number of common shares outstanding at September 30, 2020 from 83,135,586 to 5,542,372.  As a result of the reverse stock split, every 15 shares of issued and outstanding common stock will be combined into one issued and outstanding share of common stock, without any change in the par value per share or the number of

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 - SUBSEQUENT EVENTS (continued)

authorized common shares. As well, the number of outstanding common stock warrants will be reduced by a factor of 15 and exercise price increased by a factor of 15 concurrently. By contract, the terms of the Series A and Series B Convertible Preferred Stock will not change.

The following is the impact of the 1 for 15 reverse stock split in the presentation of the three and nine months ended September 30, 2020 and 2019 basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net Loss Available to Common Stockholders	$ (210,318)	$ (168,466)	$ (1,017,155)	$ (1,775,898)
Series A Preferred Stock Dividends	2,500	2,500	7,500	7,500
Net Loss Available to Common Stockholders and Assumed Conversions	$ (212,818)	$ (170,966)	$ (1,024,655)	$ (1,783,398)

Weighted-Average Shares - Basic	5,443,858	4,811,795	5,210,618	4,721,318
Shares Issuable Upon Conversion of 8% Senior Secured Convertible Promissory Notes	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-	-	-
Weighted-Average Shares - Diluted	5,443,858	4,811,795	5,210,618	4,721,318
Net Loss Per Common Share:
Basic	$ (0.04)	$ (0.04)	$ (0.20)	$ (0.38)
Diluted	$ (0.04)	$ (0.04)	$ (0.20)	$ (0.38)

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

Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes

Refer to Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”, in the condensed consolidated financial statements.

Operations – Astro Aerospace, Ltd.

In 2018, Astro Aerospace Ltd. (“Astro” or the “Company) acquired the software, firmware and hardware for Version 1.0 of a manned drone from Confida Aerospace, Ltd. The drone which is in the early stage of development, has executed multiple flights. It is Astro’s goal to transform how people and things get from place to place. This will be done by making safe, affordable user-friendly autonomous manned and unmanned Electric Vertical Take-Off and Landing (eVTOL) aircraft available to the mass market anywhere. Astro is currently working on Version 2.0 of the aircraft product which will feature design changes that enhance performance characteristics and safety features. The target market will be government, private sector operators and individuals for a wide range of commercial, logistical and personal uses.  Astro is currently in the flight testing mode of its Passenger Drone Version 1.0, as well as in the development stages of its version 2.0 Passenger Drone model.

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

Astro anticipates the new prototype to be completed and flying by the end of the second quarter, 2021. We have completed the engineering and firmware for the prototype and are now in building the body for the new prototype. Simulations have gone well.

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

In 2019, no funds were raised by the Company, and no stock issued, under the Equity Purchase Agreement. For the three months ended March 31, 2020, the Company put 550,000 shares of common stock at prices between $0.065 and $0.10 for total proceeds of $41,881. Through June 30, 2020, the Company put an additional 1,250,000 shares of common stock at prices ranging from $.052 to $.069 per share for total proceeds of $66,195. Through September 30, 2020, the Company put 1,500,000 shares of common stock at prices ranging from $.049 to $.059 per share for total proceeds of $79,789. Subsequent to the third quarter end, the Company has put 600,000 shares at prices ranging from $.04 to $.043 per share for total proceeds of $24,395.

In April 2020, the Company amended the MAAB Promissory Note to increase the maximum principal amount to $1,250,000 and to extend the maturity date to February 28, 2022. The principal amount advanced under the Promissory Note was $1,049,277 at September 30, 2020

The Company will continue to keep expenses as low as possible with closely monitoring working capital, development cost and schedule, while the Company continues the development of Passenger Drone Version 1.0 and 2.0.

Results of Operations

The Three Months Ended September 30, 2020 compared to The Three Months Ended September 30, 2019

For the three months ended September 30, 2020 and 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in in the second quarter of 2021. To date, no commercial applications have been found which would accept the product.

In the three months ended September 30, 2020 and 2019, Astro did incur $140,074 and $246,415 in operating expenses respectively, a decline of $106,341 or 43%. All of the decline was in sales and marketing and research and development (“R&D”). The beginning of the COVID-19 induced worldwide economic shutdowns and affected the Company, especially since all of the R&D is being done in Canada and travel to and from the R&D location is prohibited. The Company’s R&D efforts were essentially deferred to future periods. As well, sales and marketing efforts are difficult when the economies are shut down.

Sales and marketing expenses declined from $92,734 in the three months ended September 30, 2019 to $15,086 in the three months ended September 30, 2020, a decline of $77,288 or 84%. R&D expenses declined $51,682 in the three months ended September 30, 2020 versus 2019 as all R&D spending was completely stopped and deferred to future periods. General and administrative expenses increased in the three months ended September 30, 2020 versus 2019 to $96,504 from $73,875, largely due to test flight expenses offset somewhat by declines in legal and accounting fees.

Other expenses declined in the three months ended September 30, 2020 versus 2019 from $98,525 to $70,244, a decline of $28,281 or 29%. Substantially all of the decline is in interest expense, which declined $31,669 or 32%. This is due to the amortization of the 8% Senior Secured Convertible Promissory Notes, which after the original amortization starting in November 2018 (first tranche), February 2019 (second tranche) and December 2019 for the new 8% Senior Secured Convertible Promissory Note, and the Notes maturing in June 2020, the amortization dropped to $19,529 versus $66,202 in the three months ended September 30, 2020 versus 2019. In the three months ended September 30, 2019, the Company reported miscellaneous income of $176,474 substantially from the disgorgement of short swing profits pursuant to Section 16(a) of the Securities Exchange Act of 1934.

The Company had a net loss of $210,318 versus $168,466 in the three months ended September 30, 2020 versus 2019, largely due to the declines in sales and marketing and R&D spending and a reduction in interest expense. This expense declines were offset by the miscellaneous income recorded in the three months ended September 30, 2019. There was also an undeclared preferred dividend of $2,500 in both the 2020 and 2019 periods which made the net loss available to common stockholders of $212,818 and $170,966, respectively.

Astro also had a foreign currency translation loss of $35,556 in the three months ended September 30, 2020 versus a translation gain of $17,180 in the three months ended September 30, 2019. This is due to the difference in the Canadian dollar and U.S. dollar exchange rates during the three months ended September 30, 2020 and 2019. The large translation loss in the three months ended September 30, 2020 is due to the large incline in the Canadian dollar versus the U.S. dollar in the fluctuating currency markets from the COVID-19 pandemic. Astro’s comprehensive loss was $245,874 and $151,286 in the three months ended September 30, 2020 and 2019, respectively.

The Nine Months Ended September 30, 2020 compared to The Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020 and 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in in the second quarter of 2021. To date, no commercial applications have been found which would accept the product.

In the nine months ended September 30, 2020 and 2019, Astro did incur $446,579 and $850,108 in operating expenses respectively, a decline of $403,529 or 47%. All of the decline was in sales and marketing and research and development (“R&D”). The beginning of the COVID-19 induced worldwide economic shutdowns and affected the Company, especially since all of the R&D is being done in Canada and travel to and from the R&D location is prohibited. The Company’s R&D efforts were essentially deferred to future periods. As well, sales and marketing efforts are difficult when the economies are shut down.

Sales and marketing expenses declined from $223,253 in the nine months ended September 30, 2019 to $115,730 in the nine months ended September 30, 2020, a decline of $107,523 or 48%. R&D expenses declined $327,509 or 77% in the nine months ended September 30, 2020 versus 2019 as all R&D spending was drastically reduced and deferred to future periods. General and administrative expenses increased in the nine months ended September 30, 2020 versus 2019 to $231,936 from $200,433, largely due to consulting fees offset somewhat by declines in legal and accounting fees.

Other expenses declined in the nine months ended September 30, 2020 versus 2019 from $1,104,184 to $570,576, a decline of $533,608 or 48%. The largest portion of the decline is in interest expense, which declined $531,762 or 49%. This is due to the amortization of the 8% Senior Secured Convertible Promissory

Notes, which after the original amortization starting in November 2018 (first tranche), February 2019 (second tranche) and December 2019 for the new 8% Senior Secured Convertible Promissory Note, and the Notes maturing in June 2020, the amortization dropped to $434,074 versus $1,020,043 in the nine months ended September 30, 2020 versus 2019. There was also a $1,846 decline in bank and filing fees in the nine months ended September 30, 2020 versus 2019. In the nine months ended September 30, 2019, there was miscellaneous income of $178,394 all from the disgorgement of short swing profits pursuant to Section 16(a) of the Securities Exchange Act of 1934.

The Company had a net loss of $1,017,155 versus $1,775,898 in the nine months ended September 30, 2020 versus 2019, largely due to the declines in sales and marketing and R&D spending and a reduction in interest expense. There was also an undeclared preferred dividend of $7,500 in both the 2020 and 2019 periods which made the net loss available to common stockholders of $1,024,655 and $1,783,398, respectively.

Astro also had a foreign currency translation gain of $39,324 in the nine months ended September 30, 2020 versus a foreign currency translation loss of $10,014 in the nine months ended September 30, 2019 from the difference in the Canadian dollar and U.S. dollar exchange rates during the nine months ended September 30, 2020 and 2019. The large increase in the translation gain in the nine months ended September 30, 2020 from a translation loss in the 2019 period is due to the large decline in the Canadian dollar versus the U.S. dollar in the fluctuating currency markets from the COVID-19 pandemic. Astro’s comprehensive loss was $977,831 and $1,785,912 in the nine months ended September 30, 2020 and 2019, respectively.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $1,049,277 and there is $200,723 available under the terms of the note through September 30, 2020. The note was amended on April 22, 2020 to increase the maximum principal amount to $1,250,000 and to extend the maturity to February 28, 2022.

The Company also raised an additional $1.2 million of cash in November 2018 through the issuance of a Senior Secured Convertible Promissory Note in the principal amount of $1,383,636. On December 2, 2019, the Company issued a new 8% Senior Secured Convertible Promissory Note and received $125,000 in proceeds.

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same investor who provided the Senior Secured Convertible Promissory Note. Under the terms of the Equity Purchase Agreement, the investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1.

In 2019, no funds were raised by the Company, and no stock issued, under the Equity Purchase Agreement. For the three months ended March 31, 2020, the Company put 550,000 shares of common stock at prices between $0.065 and $0.10 for total proceeds of $41,881. Through June 30, 2020, the Company put an additional 1,250,000 shares of common stock at prices ranging from $.052 to $.069 per share for total proceeds of $66,195. Through September 30, 2020, the Company put 1,500,000 shares of common stock at prices ranging from $.049 to $.059 per share for total proceeds of $79,789. Subsequent to the third quarter end, the Company has put 600,000 shares at prices ranging from $.04 to $.043 per share for total proceeds of $24,395.

Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2020, the Company had a net loss of $1,017,155 and used $496,396 in cash in operations, and at September 30, 2020, had negative working capital of $1,087,097, current assets of $67,450, and an accumulated deficit of $11,334,030. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Losses (“NOL”) for tax purposes due to the net losses through the nine months ended September 30, 2020, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time, it is not known if the Company will become profitable with the ability to use the NOL.

The Company expects to spend $250,000 in the next six months and then another $500,000 in the subsequent six months on the development and marketing of the eVTOL aircraft.

See Notes to the condensed consolidated financial statements for Series A Preferred stock, Series B Preferred stock, promissory note from MAAB, 8% Senior Secured Convertible Promissory Notes, Equity Purchase Agreement and Registration Rights Agreement and Forbearance Agreement.

For the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, the Company had a net loss of $1,107,155. The Company had the following adjustment to reconcile net loss to cash flows from operating activities: an increase of $434,074 due to the amortization of the 8% Senior Secured Convertible Promissory Notes’ discounts.

The Company had the following changes in operating assets and liabilities: a decrease of $24,279 in other receivables, a decrease of $623 in prepaids, a decrease of $6,754 in deposits and an increase of $55,029 in accounts payable and accrued expenses.

As a result, the Company had net cash used in operating activities of $496,396 for the nine months ended September 30, 2020 which is largely due to the continued development of the eVTOL aircraft.

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

10

10

For the nine months ended September 30, 2020 and 2019, the Company did not have any cash flows from investing activities.

For the nine months ended September 30, 2020, the Company received $299,260 in proceeds from the Promissory Note from MAAB and received $187,865 from the puts of common stock under the Equity Purchase Agreement. As a result, the Company had net cash provided by financing activities of $487,125 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2019, the Company received $38,991 in proceeds from the Promissory Note from MAAB and received $600,000 from the issuance of a second tranche of the Senior Secured Convertible Promissory Note. As a result, the Company had net cash provided by financing activities of $638,991 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, the Company had a gain from the effect of the foreign currency translation of $39,324 and for the nine months ended September 30, 2019 the Company has a loss from the effect of the foreign currency translation of $10,014.

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

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2020.

Contractual Obligations

The registrant has no material contractual obligations.

The long term debt repayments as of September 30, 2020 are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Promissory Note - MAAB	-	-	$1,049,277	-	-	-	$1,049,277
8% Senior Secured Convertible Promissory Notes	$ 839,857	-	-	-	-	-	$ 839,857
Total Repayments	$ 839,857	$ -	$1,049,277	$ -	$ -	$ -	$1,889,134

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of September 30, 2020, our disclosures and controls and procedures were not effective, based on the following deficiencies:

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

12

12

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

Dated: November 23, 2020

ASTRO AEROSPACE LTD.

By: /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer

14

14