Form 10-K
period 2020-12-31
Astro Aerospace Ltd.
filed 2021-04-15
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $1,814,698 which is based on 1,186,077 shares of common stock held by non-affiliates and the price ($1.53) at which the common equity was sold on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 14, 2021 was 8,448,380 shares of its $.001 par value common stock.

EXPLANATORY NOTE

The sole purpose of this Amendment to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2020 is to furnish revised Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

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

Astro's newest prototype focuses on a multitude of applications including passenger transport, cargo delivery, ambulance and med-evac services, rescue and disaster assistance, military, and B2B. Its newly designed modular structure allows the Astro Top Frame (ALTA) to fly independently, as well as in combination with the individually designed "Astro Pods" for the specific need in that specific industry. A fly-in and pick-up system will allow the vehicle to connect, fly, disconnect and repeat, effectively and efficiently, changing from one application to the next. Astro refers to it as the Swiss Army Knife of the eVTOL world. Along with recent Avionics and Control system upgrades this modularity opens the door to the ever growing opportunities that (eVTOL) electric take-off and landing short haul vehicles bring.

Astro anticipates the new prototype for the frame to be completed and flying by the end of the second quarter 2021. The Pods will be completed by the end of 2022. We have completed the engineering and firmware for the prototype and are now in building the body for the new prototype. Simulations have gone well.

Asset Purchase Agreement with Confida Aerospace Ltd.

On May 8, 2018, the Company entered into an Asset Purchase Agreement with Confida Aerospace Ltd. Pursuant to the Asset Purchase Agreement, the Company purchased in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. As consideration for the Asset Purchase Agreement, the Company issued Confida Aerospace Ltd., 10,000 of the registrant’s Series B preferred shares. Each preferred share is convertible into 89 common shares and 89 warrants. Each warrant is exercisable into one of the Company’s common shares at an exercise price of $11.25. The warrants have an exercise period of five years upon conversion. Additionally, the Company assumed $25,000 of debts incurred by Confida Aerospace Ltd. related to drone development.

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

Employees

As of April 14, 2021, we do not have any employees who are not executive officers.

Change of Control/Discontinued Operations

On March 14, 2018, Lawrence and Loreen Calarco, officers and directors of the Company, the Lawrence & Loreen Calarco Family Trust and the Lawrence and Loreen Calarco Trust of June 3, 2014, majority stockholders controlled by Lawrence and Loreen Calarco, sold 3,447,438 common shares and 1,562,500 preferred shares to MAAB Global Limited (“MAAB”), a non-affiliate of the Company, paid from Bruce Bent, officer and director of MAAB’s personal funds resulting in a change of control of the Company.  The stock was transferred to MAAB effective March 14, 2018.  The 3,447,438 common shares and 1,562,500 preferred shares represented 62.35% and 100% of the then issued and outstanding common and preferred stock of the Company, respectively.

On April 30, 2018, pursuant to a Share Exchange Agreement dated April 16, 2018, the Company exchanged all of the issued and outstanding common shares of Custom Pool & Spa Mechanics, Inc. and Custom Pool Plastering, its wholly owned subsidiaries, for 911,260 common shares of the Company held by the Lawrence & Loreen Calarco Family Trust, an entity controlled by Lawrence & Loreen Calarco, former officers and directors of the Company. The Board of Directors subsequently authorized the cancellation of those common shares.  After said cancellation, the total issued and outstanding common shares was 4,618,004.  The Share Exchange Agreement was approved by the Board of Directors and written consent of shareholders holding 62.35% of the voting securities of the Company as of April 16, 2018.

The Company discontinued operations of Custom Pool in 2018.

ITEM 1A.

RISK FACTORS

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. A pandemic has resulted in social distancing, travel bans and quarantine which have limited access to our facilities, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, our business and shareholders may experience a significant negative impact.  Currently, the COVID-19 pandemic has limited our ability to move forward with our operations and has negatively affected our ability to timely comply with our ongoing filing obligations with the Securities and Exchange Commission.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The Company is currently using office space at 320 W. Main Street, Lewisville, TX 75057 for corporate management. This office space consists of 4,700 square feet and is provided for the Company’s use rent-free by Bruce Bent, the Company’s CEO. We do not pay rent for this space and the lease terms for the property is currently indefinite.

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

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

As of April 14, 2021, we have approximately 36 shareholders of record of our common stock.

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

During the last three years, we issued the following securities:

   (a) 5/8/18 – 10,000 Series B preferred shares to Confida Aerospace Ltd. pursuant to an Asset Purchase Agreement.

   (b) 10/22/18 – 2,592 common shares to MAAB Global Limited, valued at $52,534, upon conversion of notes payable.

   (c) 11/21/18 – 10,417 common shares to Oasis Capital, valued at $89,531, pursuant to a security purchase agreement.  22,935 common shares underlying warrants issued, with an exercise price of $7.65 per share.

   (d) 2/12/19 – 28,110 common shares underlying warrants issued to Oasis Capital, with an exercise price of $6.00 per share for the 2nd tranche.

   (e) 2/22/19 – 14,337 common shares to Oasis Capital for debt conversion valued at $55,387

   (f) 3/19/19 – 8,219 common shares to Oasis Capital for debt conversion valued at $38,633 with an additional 1,781 common shares for subsequently discovered miscalculation issued in April 2019.

   (g) 2nd quarter 2019 – 122,025 common shares to Oasis Capital for debt conversion valued at $449,397

   (h) 3rd quarter 2019 – 50,000 common shares to Oasis Capital for debt conversion valued at $93,830.

   (i) 4th quarter 2019 – 32,740 common shares to Oasis Capital for debt conversion valued at $20,000.

   (j) 1st quarter 2020 – 215,185 common shares to Oasis Capital for debt conversion valued at $166,724.

   (k)  1st quarter 2020 – 36,667 common shares were put to Oasis Capital under the Equity Purchase Agreement and the Company received $41,881.

   (l) 2nd quarter 2020 – 163,739 common shares to Oasis Capital for debt conversion valued at $106,937.

(m) 2nd quarter 2020 – 83,333 common shares were put to Oasis Capital under the Equity Purchase Agreement for a total consideration of $66,195.

  (n) 3rd quarter 2020 – 63,333 common shares to Oasis Capital for debt conversion valued at $45,023.

  (o) 3rd quarter 2020 – 100,000 common shares were put to Oasis Capital under the Equity Purchase Agreement and the Company received $79,789.

  (p) 4th quarter 2020 – 68,553 common shares to Oasis Capital for debt conversion valued at $30,000.

  (q) 4th quarter 2020 – 113,333 common shares were put to Oasis Capital under the Equity Purchase Agreement and the Company received $99,363.

  (r) On January 6, 2021, the Company issued 14,493 common shares to SRAX, Inc. for payment of services, which include investor intelligence, investor relations and marketing.

  (s) On January 11, 2021, the Investor converted $29,175 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.4376 into 66,667 shares of the Company’s common stock.

  (t) On January 11, 2021, the Company put 40,000 common shares at $2.439 under the Equity Purchase Agreement and received $97,313 in net proceeds.

 (u) On January 19, 2021, the Company put 40,000 common shares at $2.8496 under the Equity Purchase Agreement and received $113,735 in net proceeds.

 (v) On January 20, 2021, the Investor converted $60,600 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.4545 into 133,333 shares of the Company’s common stock.

 (w) On January 22, 2021, a third party investor who had purchased $800,000 in principal amount of the 8% Senior Secured Convertible Promissory Notes from the original Investor, converted $30,000 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $1.20 into 25,000 shares of the Company’s common stock.

 (x) On January 25, 2021, a third party investor who had purchased $800,000 in principal amount of the 8% Senior Secured Convertible Promissory Notes from the original Investor, converted $300,000 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.60 into 500,000 shares of the Company’s common stock.

 (y) On January 26, 2021, two Series B Preferred investors converted 9,500 shares of the Series B Preferred into 844,233 shares of the Company’s common stock.

 (z) On January 29, 2021, the Company put 40,000 common shares at $2.5905 under the Equity Purchase Agreement and received $103,368 in net proceeds.

 (aa) On January 29, 2021, the Investor converted $44,850 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.4545 into 98,679 shares of the Company’s common stock.

 (bb) On February 9, 2021, the Investor converted $37,158 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.4545 into 81,755 shares of the Company’s common stock.

  (cc) An independent third party investor subsequently sold $300,000 in principal amount of the Note to SBC on February 12, 2021 and additionally sold $200,000 in principal amount of the Note to SBC on March 12, 2021.

  (dd) On February 12, 2021, SBC converted $300,000 principal amount of the Note at $0.60 into 500,000 shares. On March 12, 2021, SBC converted $200,000 in principal amount of the Note and $3,945 in accrued interest at $0.60 per share into 339,908 of the Company’s common stock.

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

Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes

Refer to Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”, in the consolidated financial statements.

Reverse Common Stock Split

On October 8, 2020, the Company’s majority stockholder approved a 1-for-15 reverse common stock split (“the Reverse Stock Split”). On February 5, 2021, the Company effected the Reverse Stock Split, reducing the number of common shares outstanding. As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share and common shares authorized. All current and prior year share amounts and per share calculations have been retrospectively adjusted to reflect the impact of this Reverse Stock Split and to provide data on a comparable basis. Such restatements include calculations regarding the Company’s weighted average shares and loss per share.

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

Astro's newest prototype focuses on a multitude of applications including passenger transport, cargo delivery, ambulance and med-evac services, rescue and disaster assistance, military, and B2B. Its newly designed modular structure allows the Astro Top Frame (ALTA) to fly independently, as well as in combination with the individually designed "Astro Pods" for the specific need in that specific industry. A fly-in and pick-up system will allow the vehicle to connect, fly, disconnect and repeat, effectively and efficiently, changing from one application to the next. Astro refers to it as the Swiss Army Knife of the eVTOL world. Along with recent Avionics and Control system upgrades this modularity opens the door to the ever growing opportunities that (eVTOL) electric take-off and landing short haul vehicles bring.

Astro anticipates the new prototype for the frame to be completed and flying by the end of the second quarter 2021. The Pods will be completed by the end of 2022. We have completed the engineering and firmware for the prototype and are now building the body for the new prototype. Simulations have gone well. The drone is in an early development stage. The Company expects that it will be marketing the aircraft sometime in in the second quarter of 2022. To date, no commercial applications have been found which would accept the product.

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

As of December 31, 2019, the Company had not issued any stock under the Equity Purchase Agreement. During the year ended December 31, 2020, the Company put a total of 333,333 shares of common stock at prices ranging from $0.515 and $1.539 for total proceeds of $287,228, net of issuance costs. Subsequent to December 31, 2020, the Company has put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416.

In April 2020, the Company amended the MAAB Promissory Note to increase the maximum principal amount to $1,250,000 and to extend the maturity date to February 28, 2022. The principal amount advanced under the Promissory Note was $1,209,350 at December 31, 2020.

The Company will continue to keep expenses as low as possible with closely monitoring working capital, development cost and schedule, while the Company continues the development of Passenger Drone Version 1.0 and 2.0.

Results of Operations

The Year Ended December 31, 2020 compared to The Year Ended December 31, 2019

For the year ended December 31, 2020 and 2019, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in in the second quarter of 2022. To date, no commercial applications have been found which would accept the product.

In the year ended December 2020 and 2019, Astro did incur $558,581 and $1,147,261 in operating expenses respectively, a decline of $588,680 or 51%. The decline was across the board in in sales and marketing, general and administrative (“G&A”) and research and development (“R&D”). The beginning of the COVID-19 induced worldwide economic shutdowns and affected the Company, especially since all of the R&D is being done in Canada and travel to and from the R&D location is prohibited. The Company’s R&D efforts were essentially deferred to future periods. As well, sales and marketing efforts are difficult when the economies are shut down. The Company reduced its overhead expenses in G&A through cost cuts.

Sales and marketing expenses declined from $232,084 in the year ended December 31, 2019 to $115,833 in the year ended December 31, 2020, a decline of $116,251 or 50%. R&D expenses declined $399,170 or 73% in the year ended December 31, 2020 versus 2019 as all R&D spending was drastically reduced and deferred to future periods. General and administrative expenses decreased in the year ended December 31, 2020 versus 2019 to $296,279 from $369,538, largely due to reductions in legal accounting and business fees, offset somewhat by an increase in consulting fees.

Other expenses declined in the year ended December 31, 2020 versus 2019 from $1,157,812 to $627,265, a decline of $530,547 or 46%. The largest portion of the decline is in interest expense, which declined $699,218 or 53%. This is due to the amortization of the 8% Senior Secured Convertible Promissory Notes, which after the original amortization starting in November 2018 (first tranche), February 2019 (second tranche) and December 2019 for the new 8% Senior Secured Convertible Promissory Note, and the Notes maturing in November 2020, the amortization decreased to $440,017 versus $1,191,874 in the year ended December 31, 2020 versus 2019. There was also a $9,723 decline in bank and filing fees in the  year ended December 31, 2020 versus 2019. In the year ended December 31, 2019, there was miscellaneous income of $178,394 all from the disgorgement of short swing profits pursuant to Section 16(a) of the Securities Exchange Act of 1934.

The Company had a net loss of $1,185,846 versus $2,305,073 in the year ended December 31, 2020 versus 2019, largely due to the declines in sales and marketing, R&D spending and a reduction in interest expense. There was also an undeclared preferred dividend of $10,000 in both the 2020 and 2019 years which made the net loss available to common stockholders of $1,195,846 and $2,315,073, respectively.

Astro also had  foreign currency translation losses  of $55,321 and $42,802, respectively in the years ended December 31, 2020 and 2019 from the difference in the Canadian dollar and U.S. dollar exchange rates those years. The increase in the translation loss is mainly due to the decline in the average Canadian dollar rate versus the average U.S. dollar rate in the fluctuating currency markets. Astro’s comprehensive loss was $1,241,167 and $2,347,875 in the year ended December 31, 2020 and 2019, respectively.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $1,209,350 and there is $40,650 available under the terms of the note through December 31, 2020. The note was amended on April 22, 2020 to increase the maximum principal amount to $1,250,000 and to extend the maturity to February 28, 2022.

The Company also raised an additional $1.2 million of cash in November 2018 through the issuance of a Senior Secured Convertible Promissory Note in the principal amount of $1,383,636. On December 2, 2019, the Company issued a new 8% Senior Secured Convertible Promissory Note and received $125,000 in proceeds. As of March 12, 2021, both tranches of the Note have been completely converted into common stock.

On March 5, 2021, the Company issued a new 8% Senior Secured Convertible Promissory Note (“Note”) in the aggregate principal amount of $1,250,000 less commissions and expenses of $25,000. The Note matures in six months on September 5, 2021.

The Note is convertible into common shares of the Company at a price which is the lower of: (i) 80% of the lowest volume weighted average price in the five trading days prior to the date of the lender’s notice of conversion and (ii) $4.25. The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice. Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of April 14, 2021, 174,034,699 shares are available to be issued.

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same investor who provided the Senior Secured Convertible Promissory Note. Under the terms of the Equity Purchase Agreement, the investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1.

As of December 31, 2019, the Company had not issued any stock under the Equity Purchase Agreement. During the year ended December 31, 2020, the Company put a total of 333,333 shares of common stock at prices ranging from $0.515 and $1.539 for total proceeds of $287,228, net of issuance costs. Subsequent to December 31, 2020, the Company has put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416.

Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2020 the Company had a net loss of $1,185,846 and used $653,882 in cash in operations, and at December 31, 2020, had negative working capital of $1,071,951, current assets of $114,298, and an accumulated deficit of $11,502,721. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Losses (“NOL”) for tax purposes due to the net losses through the year ended December 31, 2020, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time, it is not known if the Company will become profitable with the ability to use the NOL.

The Company expects to spend $760,000 in the next six months and then another $1,500,000 in the subsequent six months on the development and marketing of the eVTOL aircraft.

See Notes to the consolidated financial statements for Series A Preferred stock, Series B Preferred stock, promissory note from MAAB, 8% Senior Secured Convertible Promissory Notes, Equity Purchase Agreement and Registration Rights Agreement and Forbearance Agreement.

For the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

For the year ended December 31, 2020, we had a net loss of $1,185,846. We had the following adjustments to reconcile net loss to cash flows from operating activities: an increase of $440,017 due to the amortization of the Senior Secured Convertible Promissory Note discounts. We had the following changes in operating assets and liabilities: a decrease of $24,844 in other receivables, a decrease of $623 in prepaid expenses, an increase of $4,200 in deposits and an increase of $110,788 in accounts payable and accrued liabilities.

As a result, we had net cash used in operating activities of $613,774 for the year ended December 31, 2020 which is largely due to the continued development of the eVTOL aircraft.

For the year ended December 31, 2019, we had a net loss of $2,305,073. We had the following adjustments to reconcile net loss to cash flows from operating activities: an increase of $1,191,894 due to the amortization of the Senior Secured Convertible Promissory Note discounts. We had the following changes in operating assets and liabilities: an increase of $27,860 in other receivables, a decrease of $18,567 in prepaid expenses, a decrease of $274 in deposits and an increase of $171,652 in accounts payable and accrued liabilities.

As a result, we had net cash used in operating activities of $950,546 for the year ended December 31, 2019 which is largely due to the continued development of the eVTOL aircraft.

For the year ended December 31, 2020, we received $459,333 from a Promissory Note from the parent and received $247,120 from the puts of common stock under the Equity Purchase Agreement.

As a result, we had net cash provided by financing activities of $706,453 for the year ended December 31, 2020.

For the year ended December 31, 2019, we received $158,578 from a Promissory Note from the parent, received $600,000 from the issuance of the Senior Secured Convertible Promissory Note, received $125,000 from the issuance of a new Senior Secured Promissory Note and an increase of $48,300 from the issuance of 20,000 shares of common stock for a financing fee. We also had a non-cash financing fee of $7,500 issued as a component of the new 8% Senior Secured Convertible Promissory Note of December 2, 2019.

As a result, we had net cash provided by financing activities of $939,378 for the year ended December 31, 2019.

For the year ended December 31, 2020 and 2019, we had a loss on foreign currency translation of $55,321 and $42,802, respectively.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of its Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on- going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our consolidated financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements, “Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

The registrant has no material contractual obligations

The long term debt repayments as of December 31, 2020 are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Promissory Note - MAAB	-	$1,209,350	-	-	-	-	$1,209,350
8% Senior Secured Convertible Promissory Notes	$ 809,857	-	-	-	-	-	$ 809,857
Total Repayments	$ 809,857	$1,209,350	$ -	$ -	$ -	$ -	$2,019,207

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have any significant market risk exposures.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm

17

Consolidated Balance Sheets as of December 31, 2020 and 2019

19

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

20

Consolidated Statements of Comprehensive Loss for the years ended December 31,

   2020 and 2019

21

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended

  December 31, 2020 and 2019

22

Consolidated Statements of Cash Flow for the years ended December 31, 2020 and 2019

24

Notes to Consolidated Financial Statements

26

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Astro Aerospace Ltd.

Lewisville, Texas:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Astro Aerospace Ltd. and Subsidiary (the "Company"), as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $11,502,721 at December 31, 2020 and a loss from operations of $1,185,846 for the year ended December 31, 2020, and a working capital deficiency of $1,071,951 which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

To the Shareholders and the Board of Directors

Astro Aerospace Ltd.

Page Two

Critical Audit Matters

The critical audit matter communicated below is a atter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Board of Directors and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Acquired In-Process Research and Development Costs

The Company acquired in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to early development stage drone design.

As described in Note 2 to the consolidated financial statements, the Company’s acquired IPRD costs balance was $871,000 as of December 31, 2020.  IPRD is reviewed for impairment annually, or more frequently if indicators of impairment exist.  The Company performed an impairment test for the IPRD and concluded that it was not impaired at December 31, 2020. The evaluation of impairment involves comparing the current fair value of IPRD to its carrying value.  Management uses the assistance of an independent specialist to determine the estimated fair value of IPRD.  Fair value is estimated using a model that contains various quantitative adjustments.  The determination of fair value using this technique requires the use of significant inputs, estimates and assumptions and other industry-based information of peer companies within the aerospace industry and similar industries that have development stage research and development (“R&D”) activities.

The principal consideration for our determination that performing procedures relating to the impairment assessments of the IPRD is a critical audit matter is the significant and inherent judgment required in developing the fair value measurement of the asset.  In turn, this led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to these inputs, estimates, and significant assumptions for the impairment assessment.  In addition, the audit effort involved the use of an independent impairment analysis provided by a management specialist with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included the following, among others:

•

We assessed the reasonableness of the inputs, assumptions, and estimates utilized within the Company’s impairment analysis, which included financial data of certain peers within the Company’s industry and similar industries that have development stage R&D activities.

•

We tested financial data utilized in the impairment analysis to assess the accuracy of the inputs.

•

We assessed the reasonableness of other quantitative inputs by obtaining and evaluating the information against source documentation.

•

We tested the completeness and accuracy of total R&D costs data provided by management to the independent specialist.

•

We tested the overall mathematical accuracy of the impairment calculation.

/s/ HACKER, JOHNSON & SMITH PA

We have served as the Company's auditor since 2014.

Fort Lauderdale, Florida

April 14, 2021

Astro Aerospace Ltd. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Cash	$ 38,517	$ 1,159
Other Receivables	75,781	60,517
Prepaids	-	623
Total Current Assets	114,298	62,299

Acquired In-Process Research and Development	871,000	871,000
Deposits	18,125	13,925
Total Assets	$ 1,003,423	$ 947,224

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 376,392	$ 265,604
8% Senior Secured Convertible Promissory Note, net of discount of $289,093 at December 31, 2019	688,166	694,431
8% Senior Secured Convertible Promissory Note issued December 2, 2019, net of discount of $125,453 at December 31, 2019	121,691	24,093
Total Current Liabilities	1,186,249	984,128

Long Term Liability
Promissory Note from MAAB	1,209,350	750,017
Total Liabilities	2,395,599	1,734,145

Commitments and Contingencies (Notes 1, 16 and 17)

Stockholders' Deficit
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 Shares Authorized, 1,562,500 shares Issued and Outstanding at December 31, 2020 and 2019	156	156
Series B Convertible Preferred Stock, $0.001 par value, 10,000 Shares Authorized, 10,000 Shares Issued and Outstanding at December 31, 2020 and 2019	10	10
Common Stock, $0.001 par value, 250,000,000 Shares Authorized, 5,724,258 and 4,880,115 shares Issued and Outstanding at December 31, 2020 and 2019	5,724	4,880
Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	7,156,204	7,156,204
Common Stock	2,899,026	2,263,958
Accumulated Other Comprehensive Loss	(75,419)	(20,098)
Accumulated Deficit	(11,502,721)	(10,316,875)
Total Stockholders' Deficit	(1,392,176)	(786,921)
Total Liabilities and Stockholders' Deficit	$ 1,003,423	$ 947,224

The accompanying notes are an integral part of these consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019

Revenue	$ -	$ -
Operating Expenses:
Sales and Marketing	115,833	232,084
General and Administrative	296,279	369,538
Research and Development	146,469	545,639
Total Operating Expenses	558,581	1,147,261
Loss from Operations	(558,581)	(1,147,261)

Other Expense (Income)
Interest Expense, Net	617,189	1,316,407
Bank and Financing Fees	10,076	19,799
Miscellaneous Income	-	(178,394)
Total Other Expense	627,265	1,157,812
Loss Before Income Tax	(1,185,846)	(2,305,073)

Income Tax	-	-
Net Loss	(1,185,846)	(2,305,073)

Less: Preferred Stock Dividends	10,000	10,000
Net Loss Available to Common Stockholders	$ (1,195,846)	$ (2,315,073)

Net Loss per Common Share:
Basic	$ (0.22)	$ (0.49)
Diluted	$ (0.22)	$ (0.49)

Weighted Average Number of Common Shares Outstanding - Basic	5,324,402	4,753,151
Weighted Average Number of Common Shares Outstanding - Diluted	5,324,402	4,753,151

The accompanying Notes are an integral part of the consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2020	2019

Net Loss	$ (1,185,846)	(2,305,073)
Foreign Currency Translation Loss	(55,321)	(42,802)
Comprehensive Loss	(1,241,167)	(2,347,875)

The accompanying notes are an integral part of the consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2020 and 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares*	Amount	Preferred	Preferred	Common	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2018	1,562,500	$156	10,000	$10	4,620,596	$4,621	$124,844	$7,156,204	$901,161	$22,704	$(8,011,802)	$197,898
Issuance of Inducement common shares	-	-	-	-	10,417	10	-	-	(10)	-	-	-
Partial Conversion of 8% Senior Secured Convertible Promissory Notes	-	-	-	-	229,102	229	-	-	657,018	-	-	657,247
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note – 2nd Tranche	-	-	-	-	-	-	-	-	121,320	-	-	121,320
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note – 2nd Tranche	-	-	-	-	-	-	-	-	403,689	-	-	403,689
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note – 12/2/2019 Note	-	-	-	-	-	-	-	-	132,500	-	-	132,500
Common Stock issued as Financing Fee for the Equity Purchase Agreement	-	-	-	-	20,000	20	-	-	48,280	-	-	48,300
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	-	(42,802)	-	(42,802)
Net Loss	-	-	-	-	-	-	-	-	-	-	(2,305,073)	(2,305,073)
Balance at December 31, 2019	1,562,500	$156	10,000	$10	4,880,115	$4,880	$ 124,844	$7,156,204	$2,263,958	$(20,098)	$(10,316,875)	$(786,921)

 Astro Aerospace Ltd. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2020 and 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares*	Amount	Preferred	Preferred	Common	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2019	1,562,500	$156	10,000	$10	4,880,115	$4,880	$ 124,844	$7,156,204	$2,263,958	$(20,098)	$(10,316,875)	$(786,921)
Partial Conversion of 8% Senior Secured Convertible Promissory Notes	-	-	-	-	510,810	511	-	-	348,173	-	-	348,684
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $20,500	-	-	-	-	333,333	333	-	-	286,895	-	-	287,228
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	-	(55,321)	-	(55,321)
Net Loss	-	-	-	-	-	-	-	-	-	-	(1,185,846)	(1,185,846)
Balance at December 31, 2020	1,562,500	$156	10,000	$10	5,724,258	$5,724	$124,884	$7,156,204	$2,899,026	$(75,419)	($11,502,721)	$(1,392,176)

*Shares have been restated for a 1 for 15 reverse stock split.

The accompanying notes are an integral part of the consolidated financial statements.

Astro Aerospace Ltd. and Subsidiary

Consolidated Statements of Cash Flow

	Year Ended December 31,
	2020	2019

Cash Flow from Operating Activities:
Net Loss	$(1,185,846)	$(2,305,073)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Amortization of Note Discounts	440,017	1,191,894

Changes in Operating Assets and Liabilities:
Other Receivables	24,844	(27,860)
Prepaids	623	18,567
Deposits	(4,200)	274
Accounts Payable and Accrued Liabilities	110,788	171,652
Net Cash Used In Operating Activities	(613,774)	(950,546)

Cash Flow from Financing Activities:
Promissory Note from MAAB	459,333	158,578
8% Senior Secured Convertible Promissory Note	-	600,000
8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	-	125,000
Puts of Common Stock Under the Equity Purchase Agreement	247,120	-
Issuance of Common Stock for Financing Fee	-	48,300
Non-cash Financing Fee	-	7,500
Net Cash Provided By Financing Activities	706,453	939,378

Effect of Foreign Currency Translation Loss	(55,321)	(42,802)

Net Increase (Decrease) in Cash	$ 37,358	$ (53,970)

Cash at the Beginning of the Year	$ 1,159	$ 55,129
Cash at the End of the Year	$ 38,517	$ 1,159

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$ 8,358	$ 4,598
Taxes	$ -	$ -

Astro Aerospace Ltd. and Subsidiary

Consolidated Statements of Cash Flow

(Continued)

Year Ended December 31,
	2020	2019
Supplemental Disclosures of Non-Cash Information:
Conversion of 8% Senior Secured Conversion Promissory Notes into Common Stock	$ 348,684	$ 657,247
Discounts Issued with 8% Senior Secured Convertible Promissory Notes	$ -	$ 606,827
Discounts Issued with 8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	$ -	$ 149,546
Discounts Issued in Connection with Forbearance Agreement for 8% Senior Secured Convertible Promissory Notes	$ -	$ 257,135
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note	$ 314,564	$ 1,167,801
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	$ 125,453	$ 24,093
Increase in Note and Additional Discount on 8% Senior Secured Convertible Promissory Note due to the Forbearance Agreement on June 30, 2020	$ 25,471	$ -
Common Stock issued as Financing Fee for the Equity Purchase Agreement	$ -	$ 48,300
Reduction in MAAB Promissory Note from Section 16(a) Short Swing Profit Income	$ -	$ 178,394
Receivable Related to Puts of Common Stock Under the Equity Purchase Agreement	$ 40,108	$ -

The accompanying notes are an integral part of the consolidated financial statements.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

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

Astro is the successor corporation to CPSM, Inc., which was primarily engaged in providing a full line pool and spa services, and pool resurfacing. On March 14, 2018, MAAB Global Limited (“MAAB”), the majority stockholder and parent of Astro, acquired control of CPSM, Inc. On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of December 31, 2020, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used to record Canadian dollar expenditures in order to recover refunds of the Goods and Services Tax in Canada.

In 2018, the Company acquired in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. The drone is in an early development stage. The Company expects that it will be marketing the aircraft sometime in in the second quarter of 2022. To date, no commercial applications have been found which would accept the product.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2020 the Company had a net loss of $1,185,846 and used $653,882 in cash in operations, and at December 31, 2020, had negative working capital of $1,071,951, current assets of $114,298, and an accumulated deficit of $11,502,721. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB and the outstanding note payable balance was $1,209,350 and there is $40,650 available under the terms of the note at December 31, 2020. The Company has also raised funds through independent capital sources, of which the Company has two Senior Secured Convertible Promissory Notes, the first of which has an outstanding balance of $688,166 at December 31, 2020 and the second of which has an outstanding balance of $121,691 at December 31, 2020. The first Senior Secured Convertible Note is subject to a second forbearance agreement and the second Senior Secured Convertible Note is also subject to a forbearance agreement (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”).

The Company has also executed an Equity Purchase Agreement whereby the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock (See Note 12, “Equity Purchase Agreement and Registration Rights Agreement”). Through April 14, 2021, the Company put 453,333 shares of common stock at prices ranging from $.52 to $2.85 per share for total proceeds of $601,644.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 1 – NATURE OF OPERATIONS (continued)

Astro plans to raise additional capital in the private and public securities markets through 2021.

Reverse Common Stock Split

On October 8, 2020, the Company’s majority stockholder approved a 1-for-15 reverse common stock split (“the Reverse Stock Split”). On February 5, 2021, the Company effected the Reverse Stock Split, reducing the number of common shares outstanding. As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share and common shares authorized. All current and prior year share amounts and per share calculations have been retrospectively adjusted to reflect the impact of this reverse stock split and to provide data on a comparable basis. Such restatements include calculations regarding the Company’s weighted average shares and loss per share.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Intangible Assets – Acquired In-Process Research and Development

Acquired in-process research and development (“IPRD”) consists of acquired drone technology and engineering and trademarks. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. A valuation by an independent third party was performed for the years ended December 31, 2020 and 2019, and no further impairment expense was required.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2020 and 2019.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted loss per share on the face of the consolidated statements of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common stock during the year. Diluted loss per share gives effect to all dilutive potential common stock outstanding during the year, computed using the if converted method for convertible notes and preferred stock. Dilutive loss per share excludes all potential common stock if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the years ended December 31, 2020 and 2019 due to the net loss during the years.

The common stock equivalents are the 8% Senior Secured Convertible Promissory Notes and the Series A and Series B Convertible Preferred Stock.

For the years ended December 31, 2020 and 2019, the basic and diluted net loss per share were computed as follows:

	Year Ended
	December 31,
	2020	2019
Net Loss Available to Common Stockholders	$ (1,185,846)	$ (2,305,073)
Series A Preferred Stock Dividends	10,000	10,000
Net Loss Available to Common Stockholders and Assumed Conversions	$ (1,195,846)	$ (2,315,073)
Weighted Average Shares - Basic	5,324,402	4,753,151
Shares Issuable Upon Conversion of 8% Senior Secured Convertible Promissory Notes	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-
Weighted Average Shares - Diluted	5,324,402	4,753,151
Net Loss Per Common Share:
Basic	$ (0.22)	$ (0.49)
Diluted	$ (0.22)	$ (0.49)

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

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

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At December 31, 2020 and 2019, there were no assets or liabilities carried or measured at fair value.

Use of Estimates and Assumptions

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management is currently evaluating the effect on the Company’s consolidated financial statements if and when future convertible securities are issued. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At December 31, 2020 and 2019, the Company did not have any cash balances in excess of federally insured limits.

NOTE 5 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, other receivables, accounts payable and accrued liabilities as of December 31, 2020 and 2019 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its notes payable and loan in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 5 – FAIR VALUE ESTIMATES (continued)

The estimated fair value of the cash, notes payable, and loan at December 31, 2020 and 2019, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At December 31, 2020:
Assets
Cash	$ 38,517			$ 38,517
Liabilities
8% Senior Secured Convertible Promissory Note			$ 688,166	$ 688,166
8% Senior Secured Convertible Promissory Note issued December 2, 2019			$ 121,691	$ 121,691
Loan from MAAB			$ 1,209,350	$ 1,209,350

At December 31, 2019:
Assets
Cash	$ 1,159			$ 1,159

Liabilities
8% Senior Secured Convertible Promissory Note			$ 983,524	$ 983,524
8% Senior Secured Convertible Promissory Note issued December 2, 2019			$ 149,546	$ 149,546
Loan from MAAB			$ 750,017	$ 750,017

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES (continued)

The note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.  The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of April 14, 2021, 174,034,699 shares available to be issued.

As additional consideration for the investment, the Company issued 10,417 shares of its common stock to the Investor, valued at $89,531 at the date of issuance, plus warrants to acquire up to an aggregate 22,935 shares of the Company’s common stock at an exercise price of $7.65 per share. Upon the closing of the second tranche in February 2019, the Company issued additional warrants to acquire up to an aggregate 28,110 shares of the Company’s common stock at an exercise price of $6.00 per share. Each Warrant is exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof.

The Note has a BCF for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value was $171,121 (See Note 11, “Warrants”) and the BCF fair value was $523,326 for a total debt discount of $694,447. The exercise price was $5.63 per share which converts into 124,768 common shares. The common stock price at the valuation date was $8.60 per share, and the effective conversion price was calculated as $4.40, so that the BCF was calculated to be $4.20 per share valuing the BCF at $523,326.

However, adding the OID and the inducement shares to the debt discount, made the final total debt discount $865,796, larger than the principal amount of the Note. Consequently, $163,978 of the debt discount was expensed. During the years ended December 31, 2020 and 2019, the Company amortized $58,250 and $534,682, respectively, of the debt discount to interest expense. As of December 31, 2020, all debt discounts have been fully amortized.

In the second tranche, the warrant fair value (See Note 11, “Warrants”) was $121,320 and the BCF fair value was $403,689 for a debt discount of $525,009. The exercise price was $3.7125 per share which converts into 183,655 common shares. The common stock price at the valuation date was $5.25 per share and the effective conversion price was calculated as $3.06, so that the BCF was calculated to be $2.19 per share valuing the BCF at $403,689.  Including the $81,818 of OID, the total debt discount is $606,827. Prior to the forbearance agreement dated September 11, 2019, $498,402 of the debt discount was amortized into interest expense, bringing the debt discount to $108,425. However, the forbearance agreement increased the principal amount, and the debt discount, which were allocated to the second tranche, so there was a net increase in the principal and the debt discount in the second tranche of $257,135 (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”). Additional amortization of the debt discount into interest expense during the year ended December 31, 2019 was $134,717 bringing the debt discount to $230,843 at December 31, 2019. During the year ended December 31, 2020, the remaining debt discount was amortized to interest expense.

The Investor converted $657,247 in principal amount of the Note into 229,102 shares of the Company’s common stock during the year ended December 31, 2019. Additionally, during the year ended December 31, 2020, the Investor converted $320,829 in principal amount of the Note into 470,810 shares of the Company’s common stock. Total accrued interest on the Note was $145,606 and $83,557 as of December 31, 2020 and 2019, respectively. On January 29, 2020, the Investor sold $30,000 principal amount of the Note to an independent third party investor.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES (continued)

The Company again defaulted on the 8% Senior Secured Convertible Promissory Note as of June 30, 2020. However, the Company reached a forbearance with the Investor on June 30, 2020.  On November 28, 2020, the Company again defaulted on the 8% Senior Secured Convertible Promissory Note, (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”).

On December 2, 2019, the Company issued a new 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of up to $575,682. The initial tranche principal of $149,546 was issued, with an OID of $17,046, the pro-rated portion of the $68,182 OID for the entire principal amount of $575,682, a $7,500 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $125,000. The Note matured on June 2, 2020. The Company defaulted on this Note and reached a forbearance with the Investor on June 30, 2020. On November 28, 2020, the Company again defaulted on the 8% Senior Secured Convertible Promissory Note (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”).

The Note is convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date, which created a BCF valued at greater than the total principal amount of the Note issued of $149,546. The exercise price was $0.5625 per share which converts into 265,859 common shares. The common stock price at the valuation date was $1.95 per share and the conversion price was calculated as $0.5625, so that the BCF was calculated to be $1.3875 per share valuing the BCF at $368,879.

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

Amortization of the debt discount into interest expense was $24,093 for the year ended December 31, 2019, bringing the debt discount to $125,453 at December 31, 2019. During the year ended December 31, 2020, the remaining debt discount was amortized to interest expense.

During the year ended December 31, 2020, the Investor converted $27,855 in principal amount of the Note into 40,000 shares of the Company’s common stock. The Company had accrued interest of $12,073 and $1,927 on the Note as of December 31, 2020 and 2019, respectively.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 20189And For The Years Then Ended

NOTE 7 – DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE (continued)

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

The Company’s outstanding principal amount of the Note, after conversions, and the accrued interest as of the Forbearance Agreement date of September 11, 2019, was $805,649. The Forbearance Agreement for the outstanding principal amount and accrued interest of $1,062,784 produces a forbearance penalty of $257,135. This amount increased both the principal balance of the Note and increased the debt discount by the same amount. The $257,135 penalty was amortized over the new maturity of the Note, June 30, 2020, and resulted in a $97,747 amortization expense during the year ended December 31, 2019. The outstanding principal amount of the Note was $983,524 at December 31, 2019. The total remaining discount in the amount of $289,093 was completely amortized to interest expense during the year ended December 31, 2020, and prior to the second forbearance agreement. The outstanding principal amount is $688,166 at December 31, 2020.

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

On June 30, 2020, the Company and the Investor entered into two New Forbearance Agreements with the same terms for each of the Notes. The Investor also agreed to continue the forbearance from September 11, 2019, the date of previous Forbearance Agreement. The 8% Senior Secured Convertible Promissory Note’s balance was reduced to the pre-default balance plus accrued non-default interest of $852,282, which includes a forbearance penalty of $25,471. This amount increased both the principal balance of the Note and increased the debt discount by the same amount. Likewise, the 8% Senior Secured Convertible Promissory Note issued December 2, 2019 balance was reduced to the pre-default balance plus accrued non-default interest of $156,276. The maturity of both Notes was extended until November 28, 2020. The penalty was amortized over the new maturity of the Note and was completely amortized to interest expense during the year ended December 31, 2020.

During the forbearance period, the acceleration of the Notes and payment of the default amounts shall be deemed suspended, subject to the ability of the Investor hereunder to immediately exercise its rights and remedies under this Forbearance Agreement, including but not limited to the acceleration of the Notes and enforcement of payment of the default amounts.

If at any time after the effective date: (i) the Company fails to abide by any of the terms and conditions of the Agreements; or (ii) the Company fails to comply with any of the terms of any of the other transaction documents; or (iii) the Company fails to timely make the payments required under the Notes; or (iv) any events of default occur,

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 7 – DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE (continued)

including but not limited to bankruptcy proceedings, then the forbearance period will immediately terminate, and the Investor may immediately exercise any of its rights and remedies provided for under the transaction documents, including but not limited to the acceleration of the Notes and enforcement of payment of the default amounts.

As of November 28, 2020, the Company was again in default on the Notes. Although there is no forbearance agreement in place, both the Investor and Company are continuing to act according to the terms of the Notes. Further, the Investor sold $30,000 in principal amount of the Notes to another third party Investor as of December 31, 2020.

Additionally, the Investor entered into a Note Purchase Agreement with an independent third party investor to sell $800,000 principal amount of the 8% Senior Secured Convertible Promissory Note in three tranches starting January 15, 2021. The tranches are 30 days apart and the principal amounts sold are $300,000 in the first tranche, $300,000 in the second tranche and $200,000 in the third tranche. With the sale of the third tranche, the Investor had completely disposed of its Note holdings.

As of March 12, 2021, both tranches of the Note have been completely converted into common stock.

NOTE 8 – PROMISSORY NOTE FROM MAAB

MAAB, the parent of Astro has issued a Promissory Note, as amended, for monetary advances to the Company of up to $1,250,000 maturing on February 28, 2022.  The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The Company has accrued interest expense of $207,915 and $89,797 at December 31, 2020 and 2019, respectively. The accrued interest expense is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

NOTE 9 – INCOME TAX

A reconciliation of differences between the effective income tax rates and the statutory federal rates from continuing operations is as follows:

	2020		2019
	Rate	Amount	Rate	Amount
Income Tax benefit at US statutory rate	21%	$249,028	21%	$484,065
State taxes, net of federal benefit	6%	65,546	5%	114,471
Change in valuation allowance	(27)%	(314,574)	(26)%	(598,536)
	—	$—	—	$—

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 9 – INCOME TAX (continued)

Deferred income taxes primarily relate to differences between the amounts recorded for financial reporting purposes and the amounts recorded for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2020, and 2019:

Deferred Income Tax Assets:	2020	2019
Net Operational Loss Carryforwards	$1,073,486	$ 703,548
Intangible Assets	1,309,790	1,415,989
Research & Development Costs	403,990	366,868
Other, Net	20,940	7,227
Gross Deferred Income Tax Assets	$2,808,206	$ 2,493,632
Less: Valuation Allowance	(2,808,206)	(2,493,632)
Net Deferred Income Tax Asset	$ -	$ -

At December 31, 2020, the Company has net operating loss carryforwards of approximately $4,234,000 available to offset future taxable income with no expiration. Realization of the deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore the Company has established a 100% valuation allowance.

As of December 31, 2020, the U.S. Federal and Florida income tax returns filed prior to 2017 are no longer subject to examination by the respective taxing authorities.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock. On March 14, 2018, all those shares were sold to MAAB, a non-affiliate of CPSM, Inc. Cumulative undeclared Series A Preferred dividends were $27,500 and $17,500 at December 31, 2020 and 2019, respectively.

On May 4, 2018, the Board of Directors of Astro Aerospace Ltd. authorized 10,000 shares of the Series B Convertible Preferred Stock, par value $0.001 per share. The Preferred shares are entitled to a dividend, when declared by the Board of Directors, votes with all other classes of stock as a single class of stock on all actions to be voted on by the stockholders of the Company, and each share of Preferred Stock is convertible into 89 shares of common stock and a five year warrant to purchase 89 shares of common stock at an exercise price of $11.25 per share. On May 8, 2018, the Company issued all of the 10,000 authorized Series B Preferred shares in the acquisition of certain assets from Confida Aerospace Ltd.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of the Series B Preferred Stock shall share pro rata with the holders of the common stock, on an as if converted basis.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 11 – WARRANTS

As part of the 8% Senior Secured Convertible Promissory Note issuance, the Company issued warrants to acquire up to an aggregate 22,935 shares of the Company’s common stock at an exercise price of $7.65 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on November 21, 2018, date of issuance, $8.55, strike price $7.65, time to expiration, five years, five year Treasury constant maturity rate, 2.33%, volatility 253% and no dividend yield. The result was a fair value of $8.51 per warrant or $195,271 in aggregate. This fair value was reduced with the relative fair value method when including the BCF of the convertible note (See Note 6, “8% Senior Secured Convertible Promissory Notes”) to $171,121. The warrant relative fair value was added to additional paid in capital – common stock.

In the second tranche, the Company issued warrants to acquire up to an aggregate 28,110 shares of the Company’s common stock at an exercise price of $6.00 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on February 12, 2019, date of issuance, $4.95, strike price $6.00, time to expiration, five years, five year Treasury constant maturity rate, 2.34%, volatility 173% and no dividend yield. The result was a fair value of $5.25 per warrant or $147,580 in aggregate. This fair value was reduced with the relative fair value method when including the BCF of the convertible note (See Note 6, “8% Senior Secured Convertible Promissory Note”) to $121,320. The warrant relative fair value was added to additional paid in capital – common stock.

A summary of the warrant activity follows:

			Price per
	Warrants outstanding	Exercise price per share	Share on Date of Issuance

Balance, December 31, 2018	911,602	7.65 – 11.25	8.55 – 15.00
Granted -Convertible Promissory Note	28,110	6.00	4.95
Expired	-	-	-

Balance, December 31, 2019 and 2020	939,712	6.00 – 11.25	4.95 – 15.00

NOTE 12 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

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

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to the Investor and the Investor will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to the Investor in each put notice shall not exceed the lesser of $500,000 or one hundred fifty percent (150%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put. Pursuant to the Equity Purchase Agreement, the Investor and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to the Investor that would result in the Investor’s beneficial ownership of the Company’s outstanding Common Stock exceeding 9.99%. The price of each put share

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 12 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT (continued)

shall be equal to eighty five percent (85%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to the Investor until the earlier of (i) the date on which the Investor has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Equity Purchase Agreement, (ii) August 26, 2022, or (iii) written notice of termination delivered by the Company to the Investor, subject to certain equity conditions set forth in the Equity Purchase Agreement.

On August 26, 2019, in connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company committed to 40,000 Commitment Shares (as defined in the Equity Purchase Agreement) to the Investor.  These shares are initially being issued pursuant to the Section 4(a)(2) exemption and will be registered pursuant to the Registration Rights Agreement. Subsequent to the Agreement and prior to the issuance of the Commitment Shares, the Company renegotiated the payment to 20,000 shares of common stock. The fair value of the Commitment Shares as of August 26, 2019 was $48,300. The fair value was entirely expensed in the year ended December 31, 2019.

As of December 31, 2019, the Company had not issued any stock under the Equity Purchase Agreement. During the year ended December 31, 2020, the Company put a total of 333,333 shares of common stock at prices ranging from $0.515 and $1.539 for total proceeds of $287,228, net of issuance costs. Subsequent to December 31, 2020, the Company has put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416.

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

On March 14, 2018, the Company cancelled all 216,667 outstanding stock options under the 2014 Stock Awards Plan, with 100,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity, which were subsequently converted into common stock in September 2018. Consequently, there are 7,000,000 shares available for issuance at December 31, 2020. There are no outstanding stock options at December 31, 2020 or 2019.

NOTE 14 - SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  Mr. Bruce Bent, the Company’s

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 14 - SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE (continued)

Chief Executive Officer, is currently up to date in meeting these requirements and has notified the Company that he is now compliant.  On August 30, 2019, pursuant to Section 16(a), Mr. Bent disgorged short swing profits of $178,394 to the Company, which was recorded as miscellaneous income and a reduction of the debt owed to MAAB, the parent of the Company.

NOTE 15 – COVID-19 PANDEMIC

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

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through April 14, 2021 (the consolidated financial statement issuance date) and noted the following disclosures:

Reverse Common Stock Split

On October 8, 2020, the Company’s majority stockholder approved a 1-for-15 reverse common stock split (the “Reverse Stock Split”). On February 5, 2021, the Company effected the Reverse Stock Split and started trading post split.

Binding Letter of Intent

On February 17, 2021, the registrant entered into a binding letter of intent to acquire all of the issued and outstanding securities of Horizon Aircraft Inc. (“Horizon”).

Pursuant to the binding letter of intent, the registrant shall acquire all of the issued and outstanding common shares of Horizon in exchange for 5,000,000 common shares of the registrant.

If, following the Closing, Horizon develops a 1:2 scale test prototype of an eVTOL aircraft that can fly in accordance with mutually agreed upon parameters (a “Working Prototype”), then (X) if the Working Prototype is developed within 12 months following Closing, the registrant shall issue the current shareholders of Horizon an additional 2,000,000 common shares of the registrant or (Y) if the Working Prototype is developed within 18 months following Closing, the registrant shall issue the current shareholders of Horizon an additional 1,500,000 common shares of the registrant.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 17 - SUBSEQUENT EVENTS (continued)

Binding Letter of Intent (continued)

The registrant will provide Horizon with a minimum of USD $1,500,000 to be used as a first year operating budget and will advance (A) an amount mutually agreed upon by the registrant and Horizon to fund Horizon’s 60 day budget, within one week of the execution of the binding letter of intent; (B) USD $750,000 subtracted by the initial advance outlined in (A) at Closing, and (C) USD $750,000 on the three month anniversary of Closing.

Horizon shareholders will enter into customary lock-up agreements whereby they agree not to sell of dispose of the registrant’s common shares received in the exchange for varying periods of time.  The registrant agrees to include the registrant’s common shares held by E. Brandon Robinson and Seaview Capital in any registration filed by the registrant under applicable Canadian securities laws or U.S. securities laws.

Effective on Closing, the registrant shall have entered in employment agreements with certain key employees of Horizon. Additionally, the registrant shall appoint one nominee of Horizon to the registrant’s board of directors.

Business Advisory Agreement

On February 10, 2021, the registrant entered into Business Advisory Agreements with SBC Investments Ltd. and KTAP LLC (“KTAP”) to provide such advice and services to the registrant as may be reasonably requested by the registrant concerning equity and/or debt financings, strategic planning, merger and acquisition possibilities and business development activities.  The term of the agreements is for twelve months and shall automatically renew for additional one year periods unless terminated in writing not less than thirty days prior to the expiration date.

The registrant shall pay SBC Investments Ltd. a one-time fee of 1,500 Series B preferred shares of the registrant for the introduction and subsequent closing of the acquisition of Horizon. The fee will be payable once the acquisition has closed and $5,000,000 has been raised.  The registrant shall pay SBC Investments a fee equal to five percent of equity the registrant issued in an equity financing on which SBC Investments worked.  At SBC Investments discretion, the fee shall be paid in cash or in the same form of the registrant’s equity issued in the equity financing.

If the registrant completes a business combination, other than Horizon, with a public or private company on which SBC Investments worked, the registrant shall pay SBC Investments a fee equal to 2.5% of the registrant’s issued and outstanding common stock, on an as-converted, fully diluted basis.  The fee shall be deemed and earned and payable upon the closing of the business combination.

The registrant shall pay KTAP LLC a one-time fee of 200,000 common shares of the registrant due upon the milestones agreement between the registrant and KTAP.  The registrant shall pay KTAP a fee equal to one percent of equity the registrant issues in an equity financing on which KTAP worked.  At KTAP’s discretion, the fee shall be paid in cash or in the same form of the registrant’s equity issued in the equity financing.

If the registrant completes a business combination with a public or private company on which KTAP worked, the registrant shall pay KTAP a fee equal to 0.5% of the registrant’s issued and outstanding common stock, on an as-converted, fully diluted basis.  The fee shall be deemed and earned and payable upon the closing of the business combination.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 17 - SUBSEQUENT EVENTS (continued)

Business Advisory Agreement (continued)

Both advisors agreed not to introduce the registrant to any potential financing source who is a U.S. Person and will not engage in any “directed selling efforts” in the United States.

The registrant granted both advisors piggyback registration rights.

Placement Agent Agreement

On February 8, 2021, the registrant entered into a Placement Agent Agreement with Kingswood Capital Markets (“Kingswood”), a division of Benchmark Investments, Inc. whereby Kingswood shall serve as the exclusive placement agent of the registrant, on a “reasonable best efforts” basis. The terms of the placement and the securities shall be mutually agreed upon by the registrant and the purchasers.

The registrant shall pay Kingswood a cash fee equal to an aggregate of eight percent of the aggregate gross proceeds raised in the placement. The cash fee shall be paid at the Closing of the placement. As additional compensation, at Closing, the registrant shall issue to Kingswood or its designees warrants to purchase shares of the registrant’s common stock equal to five percent of the agreement number of the common stock sold in the placement. The exercise period of the warrants shall be four and a half years commencing six months from the effective date of the placement and the exercise price of the warrants shall be equal of 110% of the price per common share of the securities sold in the placement. The warrants shall have registration rights and customary anti-dilution provisions and protection.

Kingswood shall have tail financing rights for six months following the termination of the Placement Agent Agreement. Additionally, Kingswood shall have right of first refusal to act as sole investment banker, sole book-runner and/or sole placement agent for a period of six months after the offering is completed.

Partial Sale of the 8% Senior Secured Convertible Promissory Note

The Investor entered into a Note Purchase Agreement with an independent third party investor to sell $800,000 principal amount of the 8% Senior Secured Convertible Promissory Note in three tranches starting January 15, 2021. The tranches are 30 days apart and the principal amounts sold are $300,000 in the first tranche, $300,000 in the second tranche and $200,000 in the third tranche. With the sale of the third tranche, the original Investor had completely disposed of its Note holdings.

The independent third party investor subsequently sold $300,000 in principal amount of the Note to SBC on February 12, 2021 and additionally sold $200,000 in principal amount of the Note to SBC on March 12, 2021.

On February 12, 2021, SBC converted $300,000 principal amount of the Note at $0.60 into 500,000 shares. On March 12, 2021, SBC converted $200,000 in principal amount of the Note and $3,945 in accrued interest at $0.60 per share into 339,908 of the Company’s common stock.

Issuance of 8% Senior Secured Convertible Promissory Note, dated March 5, 2021

On March 5, 2021, the Company issued an 8% Senior Secured Convertible Promissory Note (“Note”) in the aggregate principal amount of $1,250,000 less commissions and expenses of $25,000. The Note matures in six months on September 5, 2021.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 17 - SUBSEQUENT EVENTS (continued)

Issuance of 8% Senior Secured Convertible Promissory Note, dated March 5, 2021 (continued)

The note is convertible into common shares of the Company at a price which is the lower of: (i) 80% of the lowest volume weighted average price in the five trading days prior to the date of the lender’s notice of conversion and (ii) $4.25. The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice. Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of April 14, 2021, 174,034,699 shares are available to be issued.

As additional consideration for the investment, the Company issued a Warrant to acquire up to an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof. The Warrant fair value of $524,904 was calculated using the Black Scholes Model. The inputs for the model were: stock price, $4.66, exercise price, $5.00, time to expiration, 5 years, stock volatility, 169%, 5 Year Constant Maturity Treasury Rate, 0.382% and no dividends.

The Note has a BCF, which was valued, along with the warrants, on a relative fair value method. The warrant fair value was $369,671 (limited by the relative fair value calculation) and the BCF fair value was $488,788 for a total debt discount of $858,459. The exercise price was $4.25 per share which converts into 294,118 common shares. The common stock price at the valuation date was $4.66 per share, and the effective conversion price was calculated as $2.99, so that the BCF was calculated to be $1.67 per share valuing the BCF at $488,788.

Additional Stock Issuances

On January 6, 2021, the Company issued 14,493 common shares to SRAX, Inc. for payment of services, which include investor intelligence, investor relations and marketing.

On January 11, 2021, the Investor converted $29,175 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.4376 into 66,667 shares of the Company’s common stock.

On January 11, 2021, the Company put 40,000 common shares at $2.439 under the Equity Purchase Agreement and received $97,313 in net proceeds.

On January 19, 2021, the Company put 40,000 common shares at $2.8496 under the Equity Purchase Agreement and received $113,735 in net proceeds.

On January 20, 2021, the Investor converted $60,600 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.4545 into 133,333 shares of the Company’s common stock.

On January 22, 2021, a third party investor who had purchased $800,000 in principal amount of the 8% Senior Secured Convertible Promissory Notes from the original Investor, converted $30,000 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $1.20 into 25,000 shares of the Company’s common stock.

On January 25, 2021, the same third party investor converted $300,000 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.60 into 500,000 shares of the Company’s common stock

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019 And For The Years Then Ended

NOTE 17 - SUBSEQUENT EVENTS (continued)

Additional Stock Issuances (continued)

On January 26, 2021, two Series B Preferred investors converted 9,500 shares of the Series B Preferred into 844,233 shares of the Company’s common stock.

On January 29, 2021, the Company put 40,000 common shares at $2.5905 under the Equity Purchase Agreement and received $103,368 in net proceeds.

On January 29, 2021, the Investor converted $44,850 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.4545 into 98,679 shares of the Company’s common stock.

On February 9, 2021, the Investor converted $37,158 of the principal amount of the 8% Senior Secured Convertible Promissory Note at $0.4545 into 81,755 shares of the Company’s common stock.

On February 12, 2021, SBC converted $300,000 principal amount of the Note at $0.60 into 500,000 shares. On March 12, 2021, SBC converted $200,000 in principal amount of the Note and $3,945 in accrued interest at $0.60 per share into 339,908 of the Company’s common stock.

Complete Conversion of the 8% Senior Secured Convertible Promissory Note

As of March 12, 2021, the last conversion of $200,000 in principal amount of the Note, both tranches of the Note have been completely converted into common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2020, the Company has undergone operational and management changes, specifically with the sale of the discontinued operations and the acquisition of the new eVTOL aircraft in-process research and development and trademarks. In light of these changes, management has assessed its internal controls and procedures.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s consolidated financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

The Executive Officers and Directors are:

Name	Position	Term(s) of Office
Bruce Bent	Chief Executive Officer	March 22, 2018 to present
	Director	March 22, 2018 to present
	Chief Financial Officer	March 22, 2018 to present
Patricia Trompeter	Director	March 10, 2021 to present

Resume

Bruce Bent, age 65, has been the CEO and director of the Company since March 22, 2018. From September 18, 2017 to present, Mr. Bent has acted as Chief Executive Officer and Director of MAAB Global Limited. Mr. Bent is President of Matthews Development (Alberta) Inc. a Canadian based project management company and is Chief Financial Officer of Matthews Acquisitions LLC, a holding company for the Matthews Group of Companies in the United States. Mr. Bent is Chairman and Director of Enerdynamic Hybrid Technologies Corp, a TSXV listed company. Mr. Bent received a Bachelor of Commerce from the University of Manitoba in April 1981.

Patricia Trompeter, age 53, brings more than sixteen years of experience in mergers and acquisitions and over fifteen years in financial management to the Company’s Board of Directors. Ms. Trompeter held a variety of executive positions at GE Capital including CFO, Controller, Operations Leader, Quality Leader, and Mergers & Acquisitions. She was integral in GE Capital’s successful acquisition of Guinness Peat Aviation, which contributes to the more than $17 Billion of acquisitions she has completed. Ms. Trompeter’s experience at GE gave her a breadth of knowledge in the Aviation Industry from aircraft engines to spending a significant amount of time in GE Capital Aviation Services.

After leaving GE, Ms. Trompeter took a short break to focus in the non-profit sector and on family. In 2019, she returned to the venture capital sector as Co-Founder of Webbs Hill Partners, an independent investment and advisory firm growing innovative technologies in emerging markets. She is also the Founder of a new venture, Ceres Capital Holdings.

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

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to officers and board of directors during the fiscal years ended December 31, 2020 and 2019. The table sets forth this information for salary, bonus, and certain other compensation to the board of directors and named executive officers for the past two fiscal years and includes all board of directors and officers as of December 31, 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bruce Bent	2020	0	0	0	0	0	0	0	0
CEO, CFO, Director	2019	0	0	0	0	0	0	0	0

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

On March 14, 2018, the Company cancelled all 216,667 outstanding stock options under the 2014 Stock Awards Plan, with 100,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity, which were subsequently converted into common stock in September 2018. Consequently, there are 7,000,000 shares available for issuance at December 31, 2020 and 2019. There are no outstanding stock options at December 31, 2020 or 2019.

A summary of the stock option activity over the years ended December 31, 2020 and 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	-	-	-	-
Exercisable at December 31, 2019	-	-	-	-
Outstanding at December 31, 2020	-	-	-	-
Exercisable at December 31, 2020	-	-	-	-

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the beneficial ownership of our common stock, as of April 14, 2021, by:

•All of our current directors and executive officers, individually; and

•All persons who beneficially own more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 8,448,380 shares of our common stock outstanding as of April 14, 2021. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Each person named in the table has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of the following persons listed below is c/o Astro Aerospace Ltd., 320 W. Main Street, Lewisville, TX 75057.

Name and Address	Amount	Percentage
Bruce Bent (1) 320 W. Main Street Lewisville, TX 75057	2,750,772 (indirect)	32.56%
Patricia Trompeter 309 Lukes Road New Canaan, CT 06840	0	0%

All Officers and Directors as a Group (2 persons)	2,750,772 (indirect)	32.56%

(1)These shares are held by MAAB Global Limited. Bruce Bent is the owner and president of MAAB Global Limited.

Changes in Control

There are no present arrangements or pledges of our securities that may result in a change in control of the registrant.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

Transactions with Related Persons

MAAB, the parent of Astro has issued a Promissory Note, as amended, for monetary advances to the Company of up to $1,250,000, maturing on February 28, 2022. The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid. The Company has accrued interest expense of $207,915 and $89,797 at December 31, 2020 and 2019, respectively. The accrued interest expense is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have incurred fees and expenses from Hacker, Johnson & Smith PA of $56,000 and $52,500, respectively, for the 2020 and 2019 fiscal years.  Fees included work completed for our annual audit and for the review of our consolidated financial statements included in our Forms 10-Q and 10-K. The fees in 2020 and 2019 included $3,000 related to Form 10K.  The fees for 2020 and 2019 included $6,000 and $5,000, respectively, for each quarterly review, $5,000 for Form S-1.

Tax Fees

We have incurred fees of $4,500 and $4,000, respectively, for the 2020 and 2019 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2020 and 2019 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Hacker, Johnson & Smith PA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15.

EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Consolidated Financial Statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

 December 31, 2020 and 2019

Consolidated Statements of Operation:

  For the years ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Loss:

  For the years ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity (Deficit)

  For the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows:

  For the years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

  For the years ended December 31, 2020 and 2019

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

Custom Pool Plastering and Lawrence & Loreen Calarco Family

Trust, dated April 16, 2018

		Form 8-K	5/8/2018
10.13	Asset Purchase Agreement between Confida Aerospace Ltd. and Astro Aerospace Ltd.	Form 8-K	5/14/2018
10.14	Securities Purchase Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.15	Registration Rights Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.16	Senior Secured Convertible Promissory Note between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.17	Common stock purchase warrant between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.18	Security Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC, executed November 27, 2018	Form 8-K	12/7/2018
10.19	Forbearance Agreement between Astro Aerospace Ltd. and Oasis Capital, LLC executed September 11, 2019	Form 8-K	9/13/2019

10.20	Business Advisory Agreement between Astro Aerospace Ltd. and SBC Investments Ltd dated February 10, 2021	Form 8-K	2/25/2021
10.21	Business Advisory Agreement between Astro Aerospace Ltd. and TKAP LLC dated February 10, 2021	Form 8-K	2/25/2021
10.22	Placement Agent Agreement dated February 8, 2021 between Astro Aerospace Ltd. and Kingswood Capital Markets	Form 8-K	2/25/2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Bruce Bent

April 14, 2021

Bruce Bent

Chief Executive Officer

Chief Financial Officer