Form 10-Q
period 2021-03-31
Astro Aerospace Ltd.
filed 2021-05-24
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2021

-OR-

 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 333-149000

ASTRO AEROSPACE LTD.

 (Exact name of Company as specified in its charter)

Nevada	98-0557091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

320 W. Main Street, Lewisville, TX 75057

(Address of principal executive offices, including zip code)

(469) 702-8344

(Company's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [ ]

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company (as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]
Emerging growth company [ ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

The number of outstanding shares of the Company's common stock as of May 24, 2021: 8,448,380

ASTRO AEROSPACE LTD.

FORM 10-Q

INDEX

Item 1.  Condensed Consolidated Financial Statements

Page

    Condensed Consolidated Balance Sheets at March 31, 2021 (Unaudited)

       and December 31, 2020

3

    Condensed Consolidated Statements of Operations for the Three Months Ended

       March 31, 2021 and 2020 (Unaudited)

4

    Condensed Consolidated Statements of Comprehensive Loss for the Three Months

       Ended March 31, 2021 and 2020 (Unaudited)

5

    Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the

       Three Months Ended March 31, 2021 and 2020 (Unaudited)

6

    Condensed Consolidated Statements of Cash Flows for the Three Months Ended

       March 31, 2021 and 2020 (Unaudited)

8

Notes to Condensed Consolidated Financial Statements (Unaudited)

10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

             of Operations

27

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

31

Item 4.  Controls and Procedures

32

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

33

Item 1A. Risk Factors

33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3.  Defaults Upon Senior Securities

33

Item 4.  Mine Safety Disclosures

33

Item 5.  Other Information

33

Item 6.  Exhibits

33

SIGNATURES

34

Astro Aerospace Ltd.  and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Cash	$ 325,923	$ 38,517
Other Receivables	39,429	75,781
Promissory Note Receivable	275,000	-
Other Assets	1,688	-
Total Current Assets	642,040	114,298

Acquired In-Process Research and Development	871,000	871,000
Deposits	126,242	18,125
Total Assets	$ 1,639,282	$ 1,003,423

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 393,044	$ 376,392
8% Senior Secured Convertible Promissory Note	-	688,166
8% Senior Secured Convertible Promissory Note issued Dec. 2, 2019	-	121,691
8% Senior Secured Convertible Promissory Note issued March 5, 2021, net of discount of $1,008,367	241,633	-
Promissory Note from MAAB	963,203	-
Total Current Liabilities	1,597,880	1,186,249

Long Term Liability
Promissory Note from MAAB	-	1,209,350
Total Liabilities	1,597,880	2,395,599

Commitments and Contingencies (Notes 13 and 15)

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, 1562,500 shares issued and
Outstanding at March 31, 2021 and December 31, 2020	$ 156	$ 156
Series B Convertible Preferred Stock, $0.001 par value, 10,000
Shares Authorized, 500 and 10,000 Shares Issued and Outstanding at March 31, 2021 and December 31, 2020	1	10
Common Stock, $0.001 par value, 250,000,000 Shares
Authorized, 8,448,380 and 5,724,312 shares Issued and Outstanding at March 31, 2021 and December 31, 2020	8,448	5,724
Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	357,810	7,156,204
Common Stock	12,208,343	2,899,026
Accumulated Other Comprehensive Loss	(108,314)	(75,419)
Accumulated Deficit	(12,549,886)	(11,502,721)
Total Stockholders' Equity (Deficit)	41,402	(1,392,176)
Total Liabilities and Stockholders' Equity (Deficit)	$ 1,639,282	$ 1,003,423

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$ -	$ -

Operating Expenses:

Sales and Marketing	564,040	82,425
General and Administrative	190,579	67,870
Research and Development	47,391	29,769

Total Operating Expenses	802,010	180,064
Loss from Operations	(802,010)	(180,064)

Other Expense
Interest Expense, Net	243,500	285,559
Bank and Financing Fees	1,655	507
Total Other Expense	245,155	286,066

Loss Before Income Tax	(1,047,165)	(466,130)

Income Tax	-	-

Net Loss	(1,047,165)	(466,130)
Less: Preferred Stock Dividends	2,500	2,500
Net Loss Available to Common Stockholders	$ (1,049,665)	$ (468,630)

Net Loss per Common Share:
Basic	$ (0.14)	$ (0.09)
Diluted	$ (0.14)	$ (0.09)

Weighted Average Number of Common
Shares Outstanding - Basic	7,341,138	5,044,230

Weighted Average Number of Common
Shares Outstanding - Diluted	7,341,138	5,044,230

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net Loss	$ (1,047,165)	$ (466,130)
Foreign Currency Translation (Loss) Gain	(32,895)	138,665
Comprehensive Loss	$ (1,080,060)	$ (327,465)

The accompanying Notes are an integral part of the condensed consolidated financial statements

2

Astro Aerospace Ltd.  and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares*	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2019	1,562,500	$156	10,000	$10	4,880,115	$4,880	$124,844	$7,156,204	$2,263,958	$(20,098)	$(10,316,875)	$(786,921)
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (unaudited)	-	-	-	-	215,285	215	-	-	166,509	-	-	166,724
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $9,000 (Unaudited)	-	-	-	-	36,667	37	-	-	41,844	-	-	41,881
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	138,665	-	138,665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(466,130)	(466,130)
Balance at March 31, 2020 (Unaudited)	1,562,500	$156	10,000	$10	5,132,067	$5,132	$ 124,844	$7,156,204	$2,472,311	$118,567	$(10,783,005)	$(905,781)
*Shares have been restated for a 1 for 15 reverse stock split and adjusted for 54 fractional shares

Astro Aerospace Ltd.  and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2021 and 2020, Continued

-	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid - In Capital Series A	Additional Paid - In Capital Series B	Additional Paid - In Capital	Accumulated Other Comprehensive		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares*	Amount	Preferred	Preferred	Common	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2020	1,562,500	$156	10,000	$10	5,724,312	$5,724	$ 124,844	$7,156,204	$2,899,026	$(75,419)	$(11,502,721)	$(1,392,176)
Issuance of Common Stock for Services (Unaudited)	-	-	-	-	14,493	15	-	-	43,681	-	-	43,696
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	1,745,342	1,745	-	-	1,003,982	-	-	1,005,727
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $750 (Unaudited)	-	-	-	-	120,000	120	-	-	314,296	-	-	314,416
Partial Conversion of the Series B Convertible Preferred Stock	-	-	(9,500)	(9)	844,233	844	-	(6,798,394)	6,797,559	-	-	-
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note, Issued March 5, 2021 (Unaudited)	-	-	-	-	-	-	-	-	369,671	-	-	369,671
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note, Issued March 5, 2021 (Unaudited)	-	-	-	-	-	-	-	-	780,128	-	-	780,128
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(32,895)	-	(32,895)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(1,047,165)	(1,047,165)
Balance at March 31, 2021	1,562,500	$156	500	$1	8,448,380	$8,448	$124,844	$357,810	$12,208,343	$(108,314)	$(12,549,886)	$41,402

*Shares have been restated for a 1 for 15 reverse stock split and adjusted for 54 fractional shares

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd.  and Subsidiary

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flow from Operating Activities:
Net Loss	$ (1,047,165)	$ (466,130)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Amortization of Note Discounts	166,432	247,802
Issuance of Common Stock for Services	43,696	-

Change in Operating Assets and Liabilities:
Other Receivables	36,352	2,773
Promissory Note Receivable	(275,000)	-
Deposits	(108,117)	4,341
Other Assets	(1,688)	-
Bank Overdraft	-	13,809
Accounts Payable and Accrued Liabilities	212,522	41,226
Net Cash Used In Operating Activities	(972,968)	(156,179)
Cash Flow from Financing Activities:

Promissory Note from MAAB	(246,147)	(15,933)
Proceeds from 8% Senior Secured Convertible Promissory Note, Issued March 5, 2021, net of $25,000 issuance costs	1,225,000	-
Puts of Common Stock Under the Equity Purchase Agreement	314,416	32,288

Net Cash Provided By Financing Activities	1,293,269	16,355

Effect of Foreign Currency Translation (Loss) Gain	(32,895)	138,665

Net Increase (Decrease) in Cash	$ 287,406	$ (1,159)

Cash at the Beginning of the Period	$ 38,517	$ 1,159
Cash at the End of the Period	$ 325,923	$ -

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$ -	$ 16,727

Astro Aerospace Ltd.  and Subsidiary

Condensed Consolidated Statements of Cash Flow, Continued

(Unaudited)

Three Months Ended March 31,
	2021	2020
Supplemental Disclosures of Non-Cash Information:
Conversions of 8% Senior Secured Convertible Promissory Notes into Common Stock	$ 809,857	$ 166,724
Common Stock Issued for Accrued Interest on 8% Senior Secured Convertible Promissory Notes	$ 195,870	$ -
Discounts Issued with 8% Senior Secured Convertible Promissory Notes, Issued March 5, 2021	$ 1,174,799	$ -
Amortization to interest expense of Debt Discount from the 8% Senior Secured Convertible Promissory Notes, Issued March 5, 2021	$ 166,432	$ -
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note	$ -	$ 173,671
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	$ -	$ 74,131
Receivable Related to Puts of Common Stock Under the Equity Purchase Agreement	$ -	$ 9,593

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

Astro is the successor corporation to CPSM, Inc., which was primarily engaged in providing a full line pool and spa services, and pool resurfacing. On March 14, 2018, MAAB Global Limited (“MAAB”), the majority stockholder and parent of Astro, acquired control of CPSM, Inc. On March 24, 2018 the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of March 31, 2021, the Company has one subsidiary, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used to record Canadian dollar expenditures in order to recover refunds of the Goods and Services Tax in Canada.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2021 the Company had a net loss of $1,047,165 and used $972,968 cash in operations, and at March 31, 2021, had negative working capital of $955,840, current assets of $642,040, and an accumulated deficit of $12,549,886. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB and the outstanding note payable balance was $963,203 and there is $286,797 available under the terms of the note at March 31, 2021. The Company has also raised funds through independent capital sources, of which the Company had two Senior Secured Convertible Promissory Notes, both were fully converted in the first quarter of 2021, and another 8% Senior Secured Convertible Promissory Note issued March 5, 2021 for $1,250,000, less $25,000 for commissions and expenses, with an outstanding balance of $241,633, net of discounts, at March 31, 2021.

The Company has also executed an Equity Purchase Agreement whereby the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock (See Note 12, “Equity Purchase Agreement and Registration Rights Agreement”). Through May 24, 2021, the Company put 453,333 shares of common stock at prices ranging from $.515 to $2.85 per share for total proceeds of $601,644.

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2021 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2021. The accompanying unaudited, condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, included in the Company's Form 10-K, which was filed with the SEC on April 15, 2021.

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

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Promissory Note Receivable

On March 3, 2021, the Company advanced $275,000 to Horizon Aircraft, Inc. (“Borrower”) and received a Promissory Note that is due and payable in one year from the issuance date and bears no interest. The Borrower may repay the Note in whole or in part at any time without a premium or penalty upon giving five business days’ notice.

Further, the Company shall forgive up to $100,000 of the Note upon the Borrower, at least five days prior to the Note’s maturity, providing invoices to the Company of incurred expenses relating to the transactions referenced in the letter of intent between the Company and the Borrower dated February 17, 2021 (See Note 15 “Letter of Intent, Business Advisory and Placement Agent Agreements”).

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

Convertible Notes, Warrants and Beneficial Conversion Feature (“BCF”)

The convertible note is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrants.

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

Warrants issued with the 8% Senior Secured Convertible Promissory Notes are accounted for under the fair value and relative fair value method. The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option model and recorded as a liability on the condensed consolidated balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2021 and December 31, 2020.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2021 and December 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted loss per share on the face of the condensed consolidated statements of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common stock during the period. Diluted loss per share gives effect to all dilutive potential common stock outstanding during the period, computed using the if converted method for convertible notes and preferred stock. Dilutive loss per share excludes all potential common stock if their effect is anti-dilutive. Common stock equivalents are anti-dilutive for the three months ended March 31, 2021 and 2020 due to the net loss during the periods.

The common stock equivalents are the 8% Senior Secured Convertible Promissory Notes and the Series A and Series B Convertible Preferred Stock.

For the three months ended March 31, 2021 and 2020, the basic and diluted net loss per share were computed as follows:

	Three Months Ended
	March 31,
	2021	2020

Net Loss	$ (1,047,165)	$ (466,130)
Series A Preferred Stock Dividends	2,500	2,500
Net Loss Available to Common Stockholders and Assumed Conversions	$ (1,049,665)	$ (468,630)

Weighted Average Shares - Basic	7,341,138	5,044,230
Shares Issuable Upon Conversion of 8% Senior Secured Convertible Promissory Notes	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-
Weighted Average Shares - Diluted	7,341,138	5,044,230
Net Loss Per Common Share:
Basic	$ (0.14)	$ (0.09)
Diluted	$ (0.14)	$ (0.09)

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

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value Measurement

GAAP establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At March 31, 2021 and December 31, 2020, there were no assets or liabilities carried or measured at fair value.

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

The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management is currently evaluating the effect on the Company’s condensed consolidated financial statements if and when future convertible securities are issued. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At March 31, 2021 the Company did have a cash balance that was $75,923 in excess of federally insured limits. The Company does not anticipate non-performance by its financial institution.

NOTE 5 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company's cash, other receivables, accounts payable and accrued liabilities as of March 31, 2021 and December 31, 2020 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its promissory note receivable, notes payable and loan in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 – FAIR VALUE ESTIMATES, CONTINUED

The estimated fair value of the cash, promissory note receivable, notes payable, and loan at March 31, 2021 and December 31, 2020 were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Value
At March 31, 2021:
Assets
Cash	$ 325,923	$ -	$ -	$ 325,923
Promissory Note Receivable	$ 275,000	$ -	$ -	$ 275,000
Liabilities
8% Senior Secured Convertible Promissory Note, Issued March 5, 2021	$ -	$ -	$1,250,000	$1,250,000
Loan from MAAB	$ -	$ -	$ 963,203	$ 963,203

At December 31, 2020:
Assets
Cash	$ 38,517	$ -	$ -	$ 38,517
Liabilities
8% Senior Secured Convertible Promissory Note	$ -	$ -	$ 688,166	$ 688,166
8% Senior Secured Convertible Promissory Note issued December 2, 2019	$ -	$ -	$ 121,691	$ 121,691
Loan from MAAB	$ -	$ -	$1,209,350	$1,209,350

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

Note Issuance November 21, 2018

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

The note was convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.

The Note had a BCF for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value was $171,121 (See Note 10, “Warrants”) and the BCF fair value was $523,326 for a total debt discount of $694,447. During the three months ended March 31, 2020, the Company

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

amortized $58,250 of the debt discount to interest expense. Through the year ended December 31, 2020, the remaining debt discount was amortized to interest expense.

In the second tranche, the warrant fair value (See Note 10, “Warrants”) was $121,320 and the BCF fair value was $403,689 for a debt discount of $525,009. During the three months ended March 31, 2020, the Company amortized $115,421 of the debt discount to interest expense. Through the year ended December 31, 2020, the remaining debt discount was amortized to interest expense.

During the three months ended March 31, 2020, the Investor converted $166,724 in principal amount of the Note into 215,285 shares of the Company’s common stock. During the three months ended March 31, 2021, the Investor converted $50,091 in principal amount of the Note into 81,755 shares of the Company’s common stock. Total accrued interest on the Note before full conversion during the three months ended March 31, 2021 was $151,212 and the Company had accrued interest on the Note of $145,606 at December 31, 2020.

Note Issuance December 2, 2019

On December 2, 2019, the Company issued a new 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of up to $575,682. The initial tranche principal of $149,546 was issued, with an OID of $17,046, the pro-rated portion of the $68,182 OID for the entire principal amount of $575,682, a $7,500 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $125,000. The Note matured on June 2, 2020. The Company defaulted on this Note and also again defaulted on November 28, 2020 (See Note 7, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”).

The Note was convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.

Amortization of the debt discount into interest expense was $74,131 during the three months ended March 31, 2020. Through the year ended December 31, 2020, the remaining debt discount was amortized to interest expense.

During the three months ended March 31, 2020, there were no conversions of the Note into shares of the Company’s common stock. During the three months ended March 31, 2021, the Investor converted the remaining principal amount, $121,691 plus accrued interest of $12,612, into 298,679 shares of common stock. The Company had accrued interest of $12,073 on the Note as of December 31, 2020.

Partial Sales, Conversions and Final Disposition of the Note

On January 29, 2020, the Original Investor sold $30,000 principal amount of the Note to an independent third party investor. Additionally, the Investor entered into a Note Purchase Agreement with the same independent third party investor to sell $800,000 principal amount of the 8% Senior Secured Convertible Promissory Note in three tranches starting January 15, 2021. The tranches were 30 days apart and the principal amounts sold were $300,000 in the first tranche, $300,000 in the second tranche and $200,000 in the third tranche. With the sale of the third tranche, the Original Investor had completely disposed of its Note holdings.

On January 22, the independent third party investor converted $30,000 in principal amount of the Note at $0.455 into 25,000 shares of the Company’s common stock. Additionally, on January 25, 2021, the same independent third party investor converted $300,000 in principal amount of the Note at $0.60 into 500,000 shares of the Company’s common stock. The independent third party investor subsequently sold $300,000 and $200,000 in principal amount of the Note to SBC Investments Ltd (“SBC”) on February 12, 2021 and March 12, 2021, respectively.

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

On February 12, 2021, SBC converted $300,000 principal amount of the Note at $0.60 into 500,000 shares. On March 12, 2021, SBC converted $200,000 in principal amount of the Note and $3,945 in accrued interest at $0.60 per share into 339,908 shares of the Company’s common stock. With this last conversion, the Notes have been completely converted into common stock.

Issuance of 8% Senior Secured Convertible Promissory Note, dated March 5, 2021

On March 5, 2021, the Company issued an 8% Senior Secured Convertible Promissory Note (“Note”) in the aggregate principal amount of $1,250,000, less expenses of $25,000, which was recorded as a discount to the Note. The Note matures in six months on September 5, 2021.

The note is convertible into common shares of the Company at a price which is the lower of: (i) 80% of the lowest volume weighted average price in the five trading days prior to the date of the lender’s notice of conversion and (ii) $4.25. The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice.  Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of May 24, 2021, 174,034,699 shares are available to be issued.

As additional consideration for the investment, the Company issued warrants to acquire up to an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants are exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof. The warrants’ fair value of $524,904 was calculated using the Black Scholes Model (See Note 10, Warrants). This fair value was reduced with the relative fair value method when including the BCF of the convertible note to $369,671.

The Note has a BCF, which was valued, along with the warrants, on a relative fair value method. The warrant fair value was $369,671 (limited by the relative fair value calculation) and the BCF fair value was $780,128 for a total debt discount of $1,149,798. The exercise price was $3.50 per share, which converts into 356,704 common shares. The common stock price at the valuation date was $4.66 per share, and the effective conversion price was calculated as $2.47, so that the BCF was calculated to be $2.19 per share valuing the BCF at $780,128.  During the three months ended March 31, 2021, the Company amortized $166,432 of the debt discounts into interest expense. At March 31, 2021, total accrued interest on the Note was $7,123, which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

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

The Company and the Investor promptly began negotiations on a Forbearance Agreement and, on September 11, 2019, the Company and the Investor agreed to a Forbearance Agreement. Pursuant to this agreement, the Investor was willing to postpone pursuing its rights and remedies under the agreements, in particular and without limitation with respect to the acceleration of the promissory note and the immediate payment of the default amount and reduce the balance of

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE, CONTINUED

the promissory note to the pre-default balance plus accrued non-default interest of $1,062,784. The Company’s outstanding principal amount of the Note, after conversions, and the accrued interest as of the Forbearance Agreement date of September 11, 2019, was $805,649. The Forbearance Agreement for the outstanding principal amount and accrued interest of $1,062,784 produced a forbearance penalty of $257,135. The penalty was amortized over the new maturity of the Note, June 30, 2020. The remaining discount was completely amortized to interest expense during the year ended December 31, 2020, and prior to the second forbearance agreement.

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

As of November 28, 2020, the Company was again in default on the Notes. Although there was no forbearance agreement in place, both the Investor and Company continued to act according to the terms of the Notes.

As of March 12, 2021, both tranches of the Notes have been completely converted into common stock (See Note 6, “8% Senior Secured Convertible Promissory Notes”).

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

The Company has accrued interest expense of $246,897 at March 31, 2021 and $207,915 at December 31, 2020. The accrued interest expense is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock. On March 14, 2018, all those shares were sold to MAAB, a non-affiliate of CPSM, Inc. Cumulative undeclared Series A Preferred dividends were $30,000 at March 31, 2021 and $27,500 at December 31, 2020.

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

In January 2021, Confida assigned 9,500 shares of the Preferred Stock to two investors and on January 26, 2021, the two investors converted 9,500 shares of the Series B Preferred into 844,233 shares of the Company’s common stock. There are 500 shares of the Series B Convertible Preferred Stock outstanding at March 31, 2021.

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

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10 – WARRANTS, CONTINUED

As part of the 8% Senior Secured Convertible Promissory Note, issued March 5, 2021, the Company issued warrantw to acquire up to an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants are exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof. These warrants’ fair value of $524,904 was calculated using the Black Scholes Model. This fair value was reduced with the relative fair value method when including the BCF of the convertible note (See Note 6, “8% Senior Secured Convertible Promissory Notes”) to $369,671. The warrants’ relative fair value was added to additional paid in capital – common stock. The inputs for the model were: stock price, $4.66, exercise price, $5.00, time to expiration, 5 years, stock volatility, 169%, 5 Year Constant Maturity Treasury Rate, 0.382% and no dividends.

A summary of the warrant activity follows:

	Warrants outstanding	Exercise price per share	Price Per Share on Date of Issuance
Balance, December 31, 2019	939,712	6.00 – 11.25	4.95 – 15.00
Granted	-	-	-
Expired	-	-	-
Balance, March 31, 2020	939,712	6.00 – 11.25	4.95 – 15.00

Balance, December 31, 2020	939,712	6.00 – 11.25	4.95 – 15.00
Granted	120,000	5.00	4.66
Expired	-	-	-
Balance, March 31, 2021	1,059,712	5.00 – 11.25	4.66 – 15.00

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

On August 26, 2019, in connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company committed to 40,000 Commitment Shares (as defined in the Equity Purchase Agreement) to the Investor.  These shares are initially being issued pursuant to the Section 4(a)(2) exemption and were registered pursuant to the Registration Rights Agreement. Subsequent to the Agreement and prior to the issuance of the Commitment Shares, the Company renegotiated the payment to 20,000 shares of common stock. The fair value of the Commitment Shares as of August 26, 2019 was $48,300.

During the three months ended March 31, 2020, the Company put a total of 36,667 shares of common stock at prices ranging from $0.984 and $1.539 for total proceeds of $41,881, net of issuance costs.  During the three months ended March 31, 2021, the Company put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416, net of insurance costs.

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

On March 14, 2018, the Company cancelled all 216,667 outstanding stock options under the 2014 Stock Awards Plan, with 100,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity, which were subsequently converted into common stock in September 2018. Consequently, there are 7,000,000 shares available for issuance at March 31, 2021 and December 31, 2020. There are no outstanding stock options at March 31, 2021 and December 31, 2020.

NOTE 13 – COVID-19 PANDEMIC

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. Governments have imposed laws requiring social distancing, travel bans and quarantine, and these laws may limit access to the Company’s facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact the Company’s operations, financial condition and demand for the Company’s goods and services, but the Company’s overall ability to react timely to mitigate the impact of this event. Also, it has affected the Company’s efforts to comply with filing obligations with the SEC. Depending on the

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 13 – COVID-19 PANDEMIC, CONTINUED

severity and longevity of the COVID-19 pandemic, the Company’s business and stockholders may experience a significant negative impact. Currently, the COVID-19 pandemic has limited the Company’s ability to move forward with its operations and has negatively affected its ability to timely comply with our ongoing filing obligations with the SEC.

NOTE 14 – LETTER OF INTENT, BUSINESS ADVISORY AGREEMENTS

Binding Letter of Intent

On February 17, 2021, the Company entered into a binding letter of intent to acquire all of the issued and outstanding securities of Horizon Aircraft Inc. (“Horizon”). Pursuant to the binding letter of intent, the Company shall acquire all of the issued and outstanding common shares of Horizon in exchange for 5,000,000 common shares of the Company.

If, following the Closing, Horizon develops a 1:2 scale test prototype of an eVTOL aircraft that can fly in accordance with mutually agreed upon parameters (a “Working Prototype”), then (X) if the Working Prototype is developed within 12 months following Closing, the Company shall issue the current shareholders of Horizon an additional 2,000,000 common shares of the Company or (Y) if the Working Prototype is developed within 18 months following Closing, the Company shall issue the current shareholders of Horizon an additional 1,500,000 common shares of the Company.

The Company will provide Horizon with a minimum of USD $1,500,000 to be used as a first year operating budget and will advance (A) an amount mutually agreed upon by the Company and Horizon to fund Horizon’s 60 day budget, within one week of the execution of the binding letter of intent; (B) USD $750,000 subtracted by the initial advance outlined in (A) at Closing, and (C) USD $750,000 on the three month anniversary of Closing.

Horizon shareholders will enter into customary lock-up agreements whereby they agree not to sell of dispose of the Company’s common shares received in the exchange for varying periods of time.  The Company agrees to include the Company’s common shares held by E. Brandon Robinson and Seaview Capital in any registration filed by the Company under applicable Canadian securities laws or U.S. securities laws.

Effective on Closing, the Company shall have entered in employment agreements with certain key employees of Horizon.  Additionally, the Company shall appoint one nominee of Horizon to the Company’s board of directors.

Business Advisory Agreement

On February 10, 2021, the Company entered into Business Advisory Agreements with SBC and KTAP LLC (“KTAP”) to provide such advice and services to the Company as may be reasonably requested by the Company concerning equity and/or debt financings, strategic planning, merger and acquisition possibilities and business development activities.  The term of the agreements is for twelve months and shall automatically renew for additional one year periods unless terminated in writing not less than thirty days prior to the expiration date.

The Company shall pay SBC a one-time fee of 1,500 Series B preferred shares of the Company for the introduction and subsequent closing of the acquisition of Horizon. The fee will be payable once the acquisition has closed and $5,000,000 has been raised. The Company shall pay SBC a fee equal to five percent of equity the Company issued in an equity financing on which SBC worked. At SBC’s discretion, the fee shall be paid in cash or in the same form of the Company’s equity issued in the equity financing.

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 14 – LETTER OF INTENT, BUSINESS ADVISORY AGREEMENTS, CONTINUED

If the Company completes a business combination, other than Horizon, with a public or private company on which SBC worked, the Company shall pay SBC Investments a fee equal to 2.5% of the Company’s issued and outstanding common stock, on an as-converted, fully diluted basis. The fee shall be deemed and earned and payable upon the closing of the business combination.

The Company shall pay KTAP LLC a one-time fee of 200,000 common shares of the Company due upon the milestones outlined in the agreement between the Company and KTAP. The Company shall pay KTAP a fee equal to one percent of equity the Company issues in an equity financing on which KTAP worked. At KTAP’s discretion, the fee shall be paid in cash or in the same form of the Company’s equity issued in the equity financing.

If the Company completes a business combination with a public or private company on which KTAP worked, the Company shall pay KTAP a fee equal to 0.5% of the Company’s issued and outstanding common stock, on an as-converted, fully diluted basis. The fee shall be deemed and earned and payable upon the closing of the business combination.

Both advisors agreed not to introduce the Company to any potential financing source who is a U.S. Person and will not engage in any “directed selling efforts” in the United States.

The Company granted both advisors piggyback registration rights.

Placement Agent Agreement

On February 8, 2021, the Company entered into a Placement Agent Agreement with Kingswood Capital Markets (“Kingswood”), a division of Benchmark Investments, Inc. whereby Kingswood shall serve as the exclusive placement agent of the Company, on a “reasonable best efforts” basis. The terms of the placement and the securities shall be mutually agreed upon by the Company and the purchasers.

The Company shall pay Kingswood a cash fee equal to an aggregate of eight percent of the aggregate gross proceeds raised in the placement. The cash fee shall be paid at the Closing of the placement. As additional compensation, at Closing, the Company shall issue to Kingswood or its designees warrants to purchase shares of the Company’s common stock equal to five percent of the agreement number of the common stock sold in the placement. The exercise period of the warrants shall be four and a half years commencing six months from the effective date of the placement and the exercise price of the warrants shall be equal of 110% of the price per common share of the securities sold in the placement.  The warrants shall have registration rights and customary anti-dilution provisions and protection.

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

Astro Aerospace Ltd. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through May 24, 2021, (the condensed consolidated financial statement issuance date), determining no additional events required disclosure.

2

2

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

Partial Sales, Conversions and Final Disposition of the 8% Senior Secured Convertible Promissory Note

Refer to Note 6, “8% Senior Secured Convertible Promissory Notes”, in the condensed consolidated financial statements for the final disposition of the Notes.

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

Operations – Astro Aerospace, Ltd.

In 2018, the Company acquired the software, firmware and hardware for Version 1.0 of a manned drone from Confida Aerospace, Ltd. The drone which is in the early stage of development, has executed multiple flights. It is Astro’s goal to transform how people and things get from place to place. This will be done by making safe, affordable user-friendly autonomous manned and unmanned Electric Vertical Take-Off and Landing (eVTOL) aircraft available to the mass market anywhere. Astro is currently working on Version 2.0 of the aircraft product which will feature design changes that enhance performance characteristics and safety features. The target market will be government, private sector operators and individuals for a wide range of commercial, logistical and personal uses.  Astro is currently in the flight testing mode of its Passenger Drone Version 1.0, as well as in the development stages of its version 2.0 Passenger Drone model.

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

Astro anticipates the new prototype for the frame to be completed and flying by the end of the second quarter, 2021. The Pods will be completed by the end of 2022. We have completed the engineering and firmware for the prototype and are now in building the body for the new prototype. Simulations have gone well. The drone is in an early development stage. The Company expects that it will be marketing the aircraft sometime in in the second quarter of 2022. To date, no commercial applications have been found which would accept the product.

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

During the three months ended March 31, 2020, the Company put a total of 36,667 shares of common stock at prices ranging from $0.984 and $1.539 for total proceeds of $41,881, net of issuance costs.  During the three months ended March 31, 2021, the Company put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416, net of insurance costs.

In April 2020, the Company amended the MAAB Promissory Note to increase the maximum principal amount to $1,250,000 and to extend the maturity date to February 28, 2022. The principal amount advanced under the Promissory Note was $963,203 at March 31, 2021.

On March 5, the Company raised $1,250,000, less $25,000 for commissions and expenses, through the issuance of a new 8% Senior Secured Convertible Promissory Note.

The Company will continue to keep expenses as low as possible with closely monitoring working capital, development cost and schedule, while the Company continues the development of Passenger Drone Version 1.0 and 2.0.

Results of Operations

The Three Months Ended March 31, 2021 compared to The Three Months Ended March 31, 2020

For the three months ended March 31, 2021 and 2020, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in in the second quarter of 2022. To date, no commercial applications have been found which would accept the product.

In the three months ended March 31, 2021 and 2020, Astro did incur $802,010 and $180,064 in operating expenses respectively, an increase of $621,946 or 345%. The increase was mostly due to new spending on the eVTOL aircraft and costs related to the potential acquisition of Horizon Aircraft, Inc. Also, in the three months ended March 31, 2020, the spending was significantly reduced due to the worldwide COVID-19 economic shutdowns.

Sales and marketing expenses increased from $82,425 in the three months ended March 31, 2020 to $564,040 in the three months ended March 31, 2021, an increase of $481,615 or 584%. The significant increase is due to increasing the investor relations support and the hiring of marketing consultants, as well as other capital markets support. R&D expenses increased $17,622 or 59% in the three months ended March 31, 2021 versus 2020 as the Company returned to R&D spending as the COVID-19 pandemic is ebbing. General and administrative expenses increased in the three months ended March 31, 2021 versus 2020 to $190,579 from $67,870, largely due to increases in consulting, accounting and legal fees.

Other expenses declined in the three months ended March 31, 2021 versus 2020 from $286,066 to $245,155, a decline of $40,911 or 14%. The largest portion of the decline is in interest expense, which declined $42,059 or 15%. This is due to the decline in the amortization of the 8% Senior Secured Convertible Promissory Notes, as well as a significant portion of the Notes were converted into the Company’s common stock. This was slightly offset by a small increase of $1,148 in the bank and filing fees.

The Company had a net loss of $1,047,165 versus $466,130 in the three months ended March 31, 2021 versus 2020, largely due to the increases in sales and marketing, R&D spending and in general and administrative expense, somewhat offset by a reduction in interest expense. There was also an undeclared preferred dividend of $2,500 in both the 2021 and 2020 periods which made the net loss available to common stockholders of $1,049,665 and $468,630, respectively.

Astro also had foreign currency translation loss of $32,895 in the three months ended March 31, 2021 and had a translation gain of $138,665 in the three months ended March 31, 2020. This is due to the difference in the Canadian dollar and U.S. dollar exchange rates for those periods. The COVID-19 pandemic greatly increased the fluctuation of the Canadian and U.S. dollar exchange rate. Astro’s comprehensive loss was $1,080,060 and $327,465 in the three months ended March 31, 2021 and 2020, respectively.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $963,203 and there is $286,797 available under the terms of the note at March 31, 2021. The note was amended on April 22, 2020 to increase the maximum principal amount to $1,250,000 and to extend the maturity to February 28, 2022.

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

On March 5, 2021, the Company issued an 8% Senior Secured Convertible Promissory Note (the “Note”) in the aggregate principal amount of $1,250,000, less commissions and expenses of $25,000. The Note matures in six months on September 5, 2021.

For more detail, see Note 6 to the condensed consolidated financial statements.

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same investor who provided the Senior Secured Convertible Promissory Note. Under the terms of the Equity Purchase Agreement, the investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1.

During the three months ended March 31, 2020, the Company put a total of 36,667 shares of common stock at prices ranging from $0.984 and $1.539 for total proceeds of $41,881, net of issuance costs.  During the three months ended March 31, 2021, the Company put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416, net of insurance costs.

Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2021 the Company had a net loss of $1,047,165 and used $972,968 cash in operations, and at March 31, 2021, had negative working capital of $955,840, current assets of $642,040, and an accumulated deficit of $12,549,886. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

While the Company has Net Operating Losses (“NOL”) for tax purposes due to the net losses through the three months ended March 31, 2021, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time, it is not known if the Company will become profitable with the ability to use the NOL.

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

The Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

For the three months ended March 31, 2021, we had a net loss of $1,047,165. We had the following adjustments to reconcile net loss to cash flows from operating activities: an increase of $166,431 due to the amortization of the 8% Senior Secured Convertible Promissory Note discount and common stock issued for services of $43,696. We had the following changes in operating assets and liabilities: a decrease of $36,352 in other receivables, an increase of $275,000 in a promissory note receivable, an increase of $108,117 in deposits, an increase of $1,688 in other assets, and an increase of $212,522 in accounts payable and accrued liabilities.

As a result, we had net cash used in operating activities of $972,968 for the three months ended March 31, 2021, which is largely due to the continued development of the eVTOL aircraft.

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

For the three months ended March 31, 2021, we repaid $246,147 on the Promissory Note from the Parent, received $1,225,000 from the issuance of a new 8% Senior Secured Convertible Promissory Note, and received $314,416 from the puts of common stock under the Equity Purchase Agreement.

As a result, we had net cash provided by financing activities of $1,293,269 for the three months ended March 31, 2021.

For the three months ended March 31, 2020, the Company repaid $15,933 on a Promissory Note from MAAB and received $32,288 from the puts of common stock under the Equity Purchase Agreement. As a result, the Company had net cash provided by financing activities of $16,355 for the three months ended March 31, 2020.

For the three months ended March 31, 2021 we had a loss on foreign currency translation of $32,895 and for the three months ended March 31, 2020, the Company had a gain from the effect of the foreign currency translation of $138,665.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of its Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on- going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our condensed consolidated financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements, “Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

Off - Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

The Company has no material contractual obligations.

The long term debt repayments as of March 31, 2021 are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Promissory Note - MAAB	$ -	$ 963,203	$ -	$ -	$ -	$ -	$ 963,203
8% Senior Secured Convertible Promissory Note	$1,250,000	$ -	$ -	$ -	$ -	$ -	$1,250,000
Total Repayments	$1,250,000	$ 963,203	$ -	$ -	$ -	$ -	$2,213,203

4

4

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of March 31, 2021, our disclosures and controls and procedures were not effective, based on the following deficiencies:

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

6

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 24, 2021

ASTRO AEROSPACE LTD.

By: /s/Bruce Bent

Bruce Bent

Chief Executive Officer

Chief Financial Officer

34