Form 10-Q/A
period 2021-03-31
Astro Aerospace Ltd.
filed 2021-05-25
CIK 1425203

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 is to furnish revised Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

2

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