Form 10-Q
period 2021-06-30
Astro Aerospace Ltd.
filed 2021-09-30
CIK 1425203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2021

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

The number of outstanding shares of the registrant's common stock as of September 29, 2021: 16,590,767

ASTRO AEROSPACE LTD.
FORM 10-Q

PART II - OTHER INFORMATION

Astro Aerospace Ltd.  and Subsidiary
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Cash	$38,775	$38,517
Other Receivables	62,178	75,781
Prepaid Expense	20,967	-
Total Current Assets	121,920	114,298
Property and Equipment	61,484	-
Acquired In-Process Research and Development	3,040,000	871,000
Non-Compete Agreements	433,800	-
Deposits	97,107	18,125
Investment in SPAC	110,000	-
Total Assets	$3,864,311	$1,003,423
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Liabilities	$603,530	$376,392
8% Senior Secured Convertible Promissory Note	-	688,166
8% Senior Secured Convertible Promissory Note issued December 2, 2019	-	121,691
8% Senior Secured Convertible Promissory Note issued March 5, 2021, net of discount of $433,468	816,532	-
Total Current Liabilities	1,420,062	1,186,249
Long Term Liabilities
Promissory Note from MAAB	1,476,664	1,209,350
Canadian Emergency Business Account Loan Payable	49,677	-
Total Liabilities	2,946,403	2,395,599
Commitments and Contingencies (Notes 14 and 16)	-
Stockholders' Equity (Deficit)
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000
Shares Authorized, 1,562,500 shares Issued and Outstanding
at June 30, 2021 and December 31, 2020	156	156
Series B Convertible Preferred Stock, $0.001 par value, 10,000
Shares Authorized, 10,000 Shares Issued and Outstanding
at June 30, 2021 and December 31, 2020	1	10
Common Stock, $0.001 par value, 250,000,000 Shares
Authorized, 13,458,380 and 5,724,312 Shares Issued and Outstanding at June 30, 2021 and December 31, 2020	13,458	5,724
Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	357,810	7,156,204
Common Stock	28,513,636	2,899,026
Accumulated Other Comprehensive Loss	(124,595)	(75,419)
Accumulated Deficit	(27,967,402)	(11,502,721)
Total Stockholders' Equity (Deficit)	917,908	(1,392,176)
Total Liabilities and Stockholders' Equity (Deficit)	$3,864,311	$1,003,423

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating Expenses:

Sales and Marketing	466,003	18,220	1,030,043	100,645
General and Administrative	219,446	65,865	410,025	134,107
Research and Development	72,885	40,764	120,276	70,532
Impairment Expense	14,011,720	-	14,011,720	-
Total Operating Expenses	14,770,054	124,849	15,572,064	305,284
Loss from Operations	(14,770,054)	(124,849)	(15,572,064)	(305,284)

Other Expense
Interest Expense, Net	638,261	211,675	881,761	497,234
Bank and Financing Fees	9,201	4,183	10,856	4,319
Total Other Expense	647,462	215,858	892,617	501,553

Loss Before Income Tax	(15,417,516)	(340,707)	(16,464,681)	(806,837)

Income Tax	-	-	-	-

Net Loss	(15,417,516)	(340,707)	(16,464,681)	(806,837)
Less: Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net Loss Available to Common Stockholders	$(15,420,016)	$(343,207)	$(16,469,681)	$(811,837)

Net Loss per Common Share:
Basic	$(1.65)	$(0.07)	$(1.85)	$(0.16)
Diluted	$(1.65)	$(0.07)	$(1.85)	$(0.16)
Weighted Average Number of Common
Shares Outstanding - Basic	9,321,995	5,207,026	8,893,718	5,125,482
Weighted Average Number of Common
Shares Outstanding - Diluted	9,321,995	5,207,026	8,893,718	5,125,482

The accompanying Notes are an integral part of the condensed consolidated financial statements

4

Astro Aerospace Ltd. and Subsidiaries

Condensed Consolidated Statements of Other Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net Loss	$(15,417,516)	$(340,707)	$(16,464,681)	$(806,837)
Foreign Currency Translation (Loss) Gain	(16,281)	(63,785)	(49,176)	74,880
Comprehensive Loss	$(15,433,797)	$(404,492)	$(16,513,857)	$(731,957)

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Three and Six Months Ended June 30, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid – In Capital Series A	Additional Paid – In Capital Series B	Additional Paid – In Capital	Accumulated Other Comprehensive	Accumulated		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	(Loss) Income	Deficit		(Deficit)
Balance at December 31, 2019	1,562,500	$156	10,000	$10	4,880,115	$4,880	$124,844	$7,156,204	$2,263,958	$(20,098)	$(10,316,875)		$(786,921)
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	215,285	215	-	-	166,509	-	-		166,724
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $9,000 (Unaudited)	-	-	-	-	36,667	37	-	-	41,844	-	-		41,881
Foreign Currency Translation (Unaudited)	-	-	-	-	-	-	-	-	-	138,665	-		138,665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(466,130)		(466,130)
Balance at March 31 31, 2020 (Unaudited)	1,562,500	$156	10,000	$10	5,132,067	$5,132	$124,844	$7,156,204	$2,472,311	$118,567	$(10,783,005)		$(905,781)
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	163,739	164	-	-	106,773	-	-		106,937
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $9,000 (Unaudited)	-	-	-	-	83,333	83			66,112				66,195
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(63,785)	-		(63,785)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(340,707)	0	(340,707)
Balance at June 30, 2020 (Unaudited)	1,562,500	$156	10,000	$10	5,379,139	$5,379	$124,844	$7,156,204	$2,645,196	$54,782	$(11,123,712)		$(1,137,141)

Astro Aerospace Ltd. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Three and Six Months Ended June 30, 2021 and 2020 (continued)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid – In Capital Series A	Additional Paid – In Capital Series B	Additional Paid – In Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2020	1,562,500	$156	10,000	$10	5,724,312	$5,724	$124,844	$7,156,204	$2,899,026	$(75,419)	$(11,502,721)	$(1,392,176)
Issuance of Common Stock for Services (Unaudited)	-	-	-	-	14,493	15	-	-	43,681	-	-	43,696
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	1,745,342	1,745	-	-	1,003,982	-	-	1,005,727
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $750 (Unaudited)	-	-	-	-	120,000	120	-	-	314,296	-	-	314,416
Partial Conversion of the Series B Convertible Preferred Stock(Unaudited)	-	-	(9,500)	(9)	844,233	844	-	(6,798,394)	6,797,559	-	-	-
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note Issued March 5, 2021 (Unaudited)	-	-	-	-	-	-	-	-	369,671	-	-	369,671
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note, Issued March 5, 2021 (Unaudited)	-	-	-	-	-	-	-	-	780,128	-	-	780,128
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(32,895)	-	(32,895)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(1,047,165)	(1,047,165)
Balance at March 31, 2021 (Unaudited)	1,562,500	$156	500	$1	8,448,380	$8,448	$124,844	$357,810	$12,208,343	$(108,314)	$(12,549,886)	$41,402

Astro Aerospace Ltd. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Three and Six Months Ended June 30, 2021 and 2020 (continued)
*
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid – In Capital Series A	Additional Paid – In Capital Series B	Additional Paid – In Capital	Accumulated Other Comprehensive	Accumulate	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit	(Deficit)
Balance at March 31, 2021:	1,562,500	$156	500	$1.00	8,448,380	$8,448	$124,844	357,810	$12,208,343	$(108,314)	$(12,549,886)	$41,402

Issuance of Common Stock for the Acquisition of Horizon Aircraft, Inc. (Unaudited)	-	-	-	-	5,000,000	5,000	-	-	16,222,753	-	-	16,227,753
Issuance of Common Stock for Services (Unaudited)	-	-	-	-	10,000	10	-	-	26,290	-	-	26,300
Deposit for Common Stock (Unaudited)	-	-	-	-	-	-	-	-	56,250	-	-	56,250
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(16,281)	-	(16,281)
Adjustment from Horizon Aircraft, Inc. Acquisition (Unaudited)	-	-	-	-	-	-	-	-	-	-	(51,223)	(51,223)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(15,417,516)	(15,417,516)
Balance at June 30, 2021 (Unaudited)	1,562,500	$156	500	$1	13,458,380	$13,458	$124,844	$357,810	$28,513,636	$(124,595)	$(27,967,402)	$917,908

*Shares have been restated for a 1 for 15 reverse stock split and adjusted for fractional shares

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiary
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash Flow from Operating Activities:
Net Loss	$(16,464,681)	$(806,837)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Amortization of Note Discounts	741,331	414,545
Issuance of Common Stock for Services	69,996	-
Impairment Expense	14,011,720	-

Changes in Operating Assets and Liabilities:
Other Receivables	33,389	24,957
Prepaids	-	623
Deposits	(188,982)	3,822
Accounts Payable and Accrued Liabilities	254,977	64,513

Net Cash Used In Operating Activities	(1,542,250)	(298,377)

Cash Flow from Investing Activities:
Purchase of Property and Equipment	(28,192)	-
Cash acquired in Acquisition	131,896	-
Net Cash Provided by Investing Activities	103,704	-

Cash Flow from Financing Activities:
Promissory Note from MAAB	267,314	145,494
8% Senior Secured Convertible Promissory Note, Issued March 5, 2021, net of Issuance Costs of $25,000	1,225,000	-
Elimination of Note Receivable	(375,000)	-
Puts of Common Stock Under the Equity Purchase Agreement	314,416	87,786
Deposit for Common Stock	56,250	-
Net Cash Provided By Financing Activities	1,487,980	233,280

Effect of Foreign Currency Translation (Loss) Gain	(49,176)	74,880

Net Increase in Cash	$258	$9,783

Cash at the Beginning of the Period	$38,517	$1,159
Cash at the End of the Period	$38,775	$10,942

Astro Aerospace Ltd. and Subsidiary
Condensed Consolidated Statements of Cash Flow (continued)
(Unaudited)

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$11,155
Supplemental Disclosures of Non-Cash Information:
Conversions of 8% Senior Secured Convertible Promissory Notes into Common Stock	$809,857	$273,661
Common Stock Issued for Accrued Interest	$195,870	$-
Discounts Issued with 8% Senior Secured Convertible Promissory Notes, Issued March 5, 2021	$1,174,799	$-
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note, Issued March 5, 2021	$741,331	$-
Amortization to Interest Expense of the Debt Discount from the 8% Senior Secured Convertible Promissory Note, Issued December 2, 2019	$-	$124,453
Receivable Related to Puts of Common Stock Under the Equity Purchase Agreement	$-	$20,290
Increase in Note and Additional Discount on 8% Senior Secured Convertible Promissory Note due to the Forbearance Agreement on June 30, 2020	$-	$25,472
Assets Acquired and Liabilities Assumed in Connection with Horizon Aircraft, Inc. Acquisition:
Cash	$131,896	$-
Other Receivables	$19,786	$-
Prepaid Expenses	$20,967	$-
Property and Equipment	$33,292	$-
In Process Research and Development	$2,169,000	$-
Non-Compete Agreement	$433,800	$-
Goodwill	$14,011,720	$-
Total Assets Acquired	$16,820,461	$-
Liabilities:
Promissory Note Payable	$375,000	$-
Canadian Emergency Business Account Loan Payable	49,677	$-
Accounts Payable and Accrued Liabilities	$168,031	$-
Total Liabilities Assumed	$592,708	$-

Fair Value of Common Stock Issued	$16,227,753	$-

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

Astro is the successor corporation to CPSM, Inc., which was primarily engaged in providing a full line pool and spa services, and pool resurfacing. On March 14, 2018, MAAB Global Limited (“MAAB”), the majority stockholder and parent of Astro, acquired control of CPSM, Inc. On March 24, 2018, the articles of incorporation were amended to change the name of the Company from CPSM, Inc. to Astro Aerospace Ltd. As of June 30, 2021, the Company has three subsidiaries, Astro Aerospace Ltd. (Canada), which is incorporated in Canada and is used to record Canadian dollar expenditures in order to recover refunds of the Goods and Services Tax in Canada, Astro Horizon Acquisition Corporation, a U.S. corporation and Astro Acquisition Corporation Canada, which holds the assets of Horizon Aircraft, Inc (“Horizon”) (See “Note 2, Acquisition of Horizon Aircraft, Inc.”).

In 2018, the Company acquired in-process research and development (“IPRD”) consisting of inventory, hardware designs, software designs, and a trademark all pertaining to passenger drone design and use from Confida Aerospace Ltd. The drone is in an early development stage. The Company expects that it will be marketing the aircraft sometime in the second quarter of 2022. To date, no commercial applications have been found which would accept the product. To complete an eVTOL aircraft and have it ready to market, Astro completed the acquisition of Horizon, who develops advanced eVTOL aircrafts. It is expected that Horizon’s management and its technology will expedite the development and completion of a marketable eVTOL aircraft.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2021 the Company had a net loss of $16,400,053 and used $1,542,250 in cash in operations, and at June 30, 2021, had negative working capital of $1,298,142, current assets of $121,920, and an accumulated deficit of $27,967,402. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB and the outstanding note payable balance was $1,476,664 and there is $523,336 available under the terms of the note at June 30, 2021. The Company has also raised funds through independent capital sources, of which the Company had two Senior Secured Convertible Promissory Notes, both were fully converted into common stock during the first quarter of 2021, and another 8% Senior Secured Convertible of which part has been converted into common stock.

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, CONTINUED

Promissory Note issued March 5, 2021 for $1,250,000, less $25,000 for commissions and expenses, with an outstanding balance of $816,532 net of discounts, at June 30, 2021.

The Company has also executed an Equity Purchase Agreement whereby the Investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock (See Note 12, “Equity Purchase Agreement and Registration Rights Agreement”). Through September 29, 2021, the Company put 453,333 shares of common stock at prices ranging from $0.515 to $2.85 per share for total proceeds of $601,644.

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

NOTE 2 – ACQUISITION OF HORIZON AIRCRAFT, INC.

On February 17, 2021, the Company entered into a binding letter of intent to acquire all of the issued and outstanding securities of Horizon Aircraft Inc. (“Horizon”). Pursuant to the Share Exchange Agreement which closed May 28, 2021, the Company acquired all of the issued and outstanding common shares of Horizon in exchange for 5,000,000 common shares of the Company. The Company intends to deliver the required shares the week following September 27, 2021. The Company is accounting for this purchase as business combination.

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

The Company will provide Horizon with a minimum of USD $1,500,000 to be used as a first year operating budget. As of September 29, 2021, the Company has provided $765,000.

Horizon shareholders have entered into customary lock-up agreements whereby they agree not to sell or dispose of the Company’s common shares received in the exchange for varying periods of time.  The Company agrees to include the Company’s common shares held by E. Brandon Robinson and Seaview Capital in any registration filed by the Company under applicable Canadian securities laws or U.S. securities laws.

The Company has entered in employment agreements with certain key employees of Horizon.  Additionally, the Company has appointed Brandon Robinson as President of the Company and to the Company’s board of directors.

ASTRO AEROSPACE LTD. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – ACQUISITION OF HORIZON AIRCRAFT, INC., CONTINUED

The Company has recorded the acquisition of specific Horizon assets and liabilities at a value of $16,227,753 based on the fair market value of the shares of the Company at the time of the acquisition. The value is inclusive of in-process research and development of $2,169,000, non-compete agreements of $433,800 and goodwill of $14,011,720. The Company had an independent third-party company prepare a valuation of the transaction. As part of that valuation, Astro recorded an impairment expense of all of the goodwill in the three and six months ended June 30, 2021.

Assets acquired:
May 28, 2021

Cash	$131,896
Other Receivables	$19,786
Prepaid Expenses	$20,967
Property and Equipment	$33,292
In Process Research & Development	$2,169,000
Non Compete Agreement	$433,800
Goodwill	$14,011,720

Total Assets Acquired	$16,820,461

Liabilities Acquired:

Promissory Note Payable	$375,000
CEBA Loan Payable	$49,677
Accounts Payable and Accrued Liabilities	$168,031

Total Liabilities Assumed	$592,708

Fair Value of Common Stock Issued	$16,227,753

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2021 and the condensed consolidated

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2021. The accompanying unaudited, condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, included in the Company's Form 10-K, which was filed with the SEC on April 15, 2021

Cash

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

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The equipment is largely comprised of tools, computers and software used in the development of the eVTOL aircraft.

Intangible Assets

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) consists of acquired drone technology and engineering and trademarks in its initial asset acquisition with Confida. It has subsequently acquired additional IPR&D drone technology in the acquisition of Horizon. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and  development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which  the economic  benefits  of the  intangible  assets are consumed  or otherwise realized. A valuation by an independent third party was performed for the year ended December 31, 2020 and no further impairment expense was required. The Company periodically evaluates the impairment of the asset and currently there has been no amortization expense as of the three and six months ended June 30, 2021.

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Non-Compete Agreements

As part of the acquisition of Horizon, the Company initiated Employment Agreements (the “Agreements”). With two Horizon executives. Part of the Employment Agreement has non-compete terms and conditions. The Agreements have an indefinite term, define specific salaries and benefits, including an undetermined number of stock options and specify other rights and duties. Given the indefinite period, the asset has an indeterminate life and therefore there is no amortization.

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
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2021 and December 31, 2020.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2021 and December 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Loss per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Loss Available to Common Stockholders	$(15,417,516)	$(340,707)	$(16,464,681)	$(806,837)
Series A Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net Loss Available to Common Stockholders and Assumed Conversions	$(15,420,016)	$(343,207)	$(16,469,681)	$(811,837)

Weighted Average Shares - Basic	9,321,995	5,207,026	8,893,718	5,125,482
Shares Issuable Upon Conversion of 8% Senior Secured Convertible Promissory Notes	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-	-	-
Weighted Average Shares - Diluted	9,321,995	5,207,026	8,893,718	5,125,482
Net Loss Per Common Share:
Basic	$(1.65)	$(0.07)	$(1.85)	$(0.16)
Diluted	$(1.65)	$(0.07)	$(1.85)	$(0.16)

Comprehensive Loss

Comprehensive loss consists of net loss plus the foreign currency translation (loss) gain.

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Foreign Currency Translation

The translation of assets and liabilities for the Company’s foreign subsidiaries is made at period end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred.

Fair Value Measurement

GAAP establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities. At June 30, 2021 and December 31, 2020, there were no assets or liabilities carried or measured at fair value.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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
(Unaudited)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

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

NOTE 5 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At June 30, 2021, the Company did not have a cash balance that was in excess of federally insured limits. The Company does not anticipate non-performance by its financial institution.

NOTE 6 – FAIR VALUE ESTIMATES

The Company measures financial instruments at fair value in accordance with ASC 820, which specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.

Management believes the carrying amounts of the Company’s cash, other receivables, accounts payable and accrued liabilities as of June 30, 2021 and December 31, 2020 approximate their respective fair values because of the short-term nature of these instruments. The Company measures its promissory note receivable, notes payable and loan in accordance with the hierarchy of fair value based on whether the inputs to those valuation techniques are observable or unobservable. The hierarchy is:

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – FAIR VALUE ESTIMATES, CONTINUED

The estimated fair value of the cash, notes payable, and the loan from MAAB at June 30, 2021 and December 31, 2020 were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
At June 30, 2021:
Assets
Cash	$38,775			$38,775

Liabilities
8% Senior Secured Convertible Promissory Note, Issued March 5, 2021, Net of Discount			$816,532	$816,532
Loan from MAAB			$1,476,664	$1,476,664
CEBA Loan			$49,677	$49,677

At December 31, 2020:
Assets
Cash	$38,517			$38,517

Liabilities
8% Senior Secured Convertible Promissory Note			$688,166	$688,166
8% Senior Secured Convertible Promissory Note issued December 2, 2019			$121,691	$121,691
Loan from MAAB			$1,209,350	$1,209,350

NOTE 7 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

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

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

The Note had a BCF for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value was $171,121 (See Note 10, “Warrants”) and the BCF fair value was $523,326 for a total debt discount of $694,447. During the six months ended June 30, 2020, the Company amortized $230,843 of the debt discount to interest expense.

In the second tranche, the warrant fair value (See Note 10, “Warrants”) was $121,320 and the BCF fair value was $403,689 for a debt discount of $525,009. During the six months ended June 30, 2020, the Company amortized $230,843 of the debt discount to interest expense.

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

Amortization of the debt discount into interest expense was $125,452 during the six months ended June 30, 2020.

During the three months ended March 31, 2020, there were no conversions of the Note into shares of the Company’s common stock. During the three months ended March 31, 2021, the Investor converted the remaining principal amount, $121,691 plus accrued interest of $12,612, into 298,679 shares of common stock. The Company had accrued interest of $12,073 on the Note as of December 31, 2020.

Partial Sales, Conversions and Final Disposition of the Notes

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
(Unaudited)

NOTE 7 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

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

Issuance of 8% Senior Secured Convertible Promissory Note, dated March 5, 2021

On March 5, 2021, the Company issued an 8% Senior Secured Convertible Promissory Note (“Note”) in the aggregate principal amount of $1,250,000, less expenses of $25,000, which was recorded as a discount to the Note. The Note matured on September 5, 2021.  We have received a forebearance note from the investor delaying the due date until December 31, 2021.

The note is convertible into common shares of the Company at a price which is the lower of: (i) 80% of the lowest volume weighted average price in the five trading days prior to the date of the lender’s notice of conversion and (ii) $4.25. The Company is subject to certain penalties if the shares are not issued within two business days of receiving the conversion notice. Pursuant to a Security Agreement between the Company and the Investor (the “Security Agreement”), the Company has granted to the Investor a security interest in its assets to secure repayment of the Notes. The Company must reserve an amount of shares equal to 500% of the total amount of shares issuable upon full conversion of the promissory note. The Company meets this requirement since it has 250,000,000 common shares authorized and as of September 29, 2021, 166,241,388 shares are available to be issued.

As additional consideration for the investment, the Company issued Warrants to acquire up to an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants are exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof. The warrants’ fair value of $524,904 was calculated using the Black Scholes Model (See Note 11, Warrants). This fair value was reduced with the relative fair value method when including the BCF of the convertible note to $369,671.

The Note has a BCF, which was valued, along with the warrants, on a relative fair value method. The warrant fair value was $369,671 (limited by the relative fair value calculation) and the BCF fair value was $780,128 for a total debt discount of $1,149,799. The exercise price was $3.50 per share, which converts into 356,704 common shares. The common stock price at the valuation date was $4.66 per share, and the effective conversion price was calculated as $2.47, so that the BCF was calculated to be $2.19 per share valuing the BCF at $780,128. During the six months ended June 30, 2021, the Company amortized $741,331 of the debt discounts into interest expense. At June 30, 2021, total accrued interest on the Note was $32,055 which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – DEFAULT AND FORBEARANCE ON THE 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

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

NOTE 9 – PROMISSORY NOTE FROM MAAB

MAAB, the parent of Astro has issued a Promissory Note, as amended, for monetary advances to the Company of up to $2,000,000, maturing on February 28, 2023. The Promissory Note has an interest charge of 10%, compounded monthly. Interest accrues on the principal amount or portion thereof which remains unpaid from time to time as well as any interest outstanding, from the date the principal amount is advanced

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – PROMISSORY NOTE FROM MAAB, CONTINUED

until and including the date upon which the principal amount and all interest due under this promissory note shall be fully paid.

The Company has accrued interest of $291,107 at June 30, 2021 and $207,915 at December 31, 2020. The accrued interest expense is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

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

In January 2016, the Company issued 1,562,500 shares of the Series A Preferred Stock. On March 14, 2018, all those shares were sold to MAAB, a non-affiliate of CPSM, Inc. Cumulative undeclared Series A Preferred dividends were $32,500 at June 30, 2021 and $27,500 at December 31, 2020.

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

In January 2021, Confida assigned 9,500 shares of the Preferred Stock to two investors and on January 26, 2021, the two investors converted 9,500 shares of the Series B Preferred into 844,233 shares of the Company’s common stock. There are 500 shares of the Series B Convertible Preferred Stock outstanding at June 30, 2021.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of the Series B Preferred Stock shall share pro rata with the holders of the common stock, on an as if converted basis.

NOTE 11 – WARRANTS

As part of the 8% Senior Secured Convertible Promissory Note issuance, the Company issued warrants to acquire up to an aggregate 22,935 shares of the Company’s common stock at an exercise price of $7.65 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on November 21, 2018, date of issuance, $8.55, strike price $7.65, time to expiration, five years, five year Treasury constant maturity rate, 2.33%, volatility 253% and no dividend yield. The result was a fair value of $8.51 per warrant or $195,271 in aggregate. This fair value was reduced with the relative fair value method when including the BCF of the convertible note (See Note 7, “8% Senior Secured Convertible Promissory Notes”) to $171,121. The warrant relative fair value was added to additional paid in capital – common stock.

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – WARRANTS, CONTINUED

In the second tranche, the Company issued warrants to acquire up to an aggregate 28,110 shares of the Company’s common stock at an exercise price of $6.00 per share. These warrants were fair valued using the Black Scholes Model with the following inputs: stock price on February 12, 2019, date of issuance, $4.95, strike price $6.00, time to expiration, five years, five year Treasury constant maturity rate, 2.34%, volatility 173% and no dividend yield. The result was a fair value of $5.25 per warrant or $147,580 in aggregate. This fair value was reduced with the relative fair value method when including the BCF of the convertible note (See Note 7, “8% Senior Secured Convertible Promissory Note”) to $121,320. The warrant relative fair value was added to additional paid in capital – common stock.

As part of the 8% Senior Secured Convertible Promissory Note, issued March 5, 2021, the Company issued a Warrant to acquire up to an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable by the Investor beginning on the Effective Date through the fifth year anniversary thereof. The Warrant fair value of $524,904 was calculated using the Black Scholes Model. This fair value was reduced with the relative fair value method when including the BCF of the convertible note (See Note 6, “8% Senior Secured Convertible Promissory Notes”) to $369,671. The warrant relative fair value was added to additional paid in capital – common stock. The inputs for the model were: stock price, $4.66, exercise price, $5.00, time to expiration, 5 years, stock volatility, 169%, 5 Year Constant Maturity Treasury Rate, 0.382% and no dividends.

A summary of the warrant activity follows:

			Price per
	Warrants outstanding	Exercise price per share	Share on Date of Issuance
Balance, December 31, 2019	939,712	6.00 – 11.25	4.95 – 15.00
Granted	-	-	-
Expired	-	-	-
Balance, June 30, 2020	939,712	6.00 – 11.25	4.95 – 15.00

Balance, December 31, 2020	939,712	6.00 – 11.25	4.95 – 15.00
Granted	120,000	5.00	4.66
Expired	-	-	-
Balance, June 30, 2021	1,059,712	5.00 – 11.25	4.66 – 15.00

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

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to the Investor and the Investor will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share based on the investment amount specified in each note.

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The maximum amount that the Company shall be entitled to put to the Investor in each put notice shall not exceed the lesser of $500,000 or one hundred fifty percent (150%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put. Pursuant to the Equity Purchase Agreement, the Investor and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to the Investor that would result in the Investor’s beneficial ownership of the Company’s outstanding Common Stock exceeding 9.99%. The price of each put share shall be equal to eighty five percent (85%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to the Investor until the earlier of (i) the date on which the Investor has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Equity Purchase Agreement, (ii)August 26, 2022, or (iii) written notice of termination delivered by the Company to the Investor, subject to certain equity conditions set forth in the Equity Purchase Agreement.

On August 26, 2019, in connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company committed to 40,000 Commitment Shares (as defined in the Equity Purchase Agreement) to the Investor.  These shares were issued pursuant to the Section 4(a)(2) exemption and were registered pursuant to the Registration Rights Agreement. Subsequent to the Agreement and prior to the issuance of the Commitment Shares, the Company renegotiated the payment to 20,000 shares of common stock. The fair value of the Commitment Shares as of August 26, 2019 was $48,300.

During the six months ended June 30, 2020, the Company had not issued any stock under the Equity Purchase Agreement. During the year ended December 31, 2020, the Company put a total of 120,000 shares of common stock at prices ranging from $0.79 and $1.54 for total proceeds of $108,076, net of issuance costs. During the six months ended June 30, 2021, the Company has put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416, net of issuance costs.

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

NOTE 13 - 2014 STOCK AWARDS PLAN

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

On March 14, 2018, the Company cancelled all 216,667 outstanding stock options under the 2014 Stock Awards Plan, with 100,000 of the stock options exchanged for two 10% Convertible Promissory Notes with a six month maturity, which were subsequently converted

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – 2014 STOCK AWARDS PLAN, CONTINUED

into common stock in September 2018. Consequently, there are 7,000,000 shares available for issuance at June 30, 2021 and December 31, 2020. There are no outstanding stock options at June 30, 2021 and December 31, 2020.

NOTE 14 – COVID-19 PANDEMIC

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. Governments have imposed laws requiring social distancing, travel bans and quarantine, and these laws may limit access to the Company’s facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact the Company’s operations, financial condition and demand for the Company’s goods and services, but the Company’s overall ability to react timely to mitigate the impact of this event. Also, it has affected the Company’s  efforts to comply with filing obligations with the SEC. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s business and stockholders may experience a significant negative impact. Currently, the COVID-19 pandemic has limited the Company’s ability to move forward with its operations and has negatively affected its ability to timely comply with our ongoing filing obligations with the SEC Commission.

NOTE 15 – BUSINESS ADVISORY AND PLACEMENT AGENT AGREEMENTS

Business Advisory Agreement

On February 10, 2021, the registrant entered into Business Advisory Agreements with SBC Investments Ltd. (“SBC”) and KTAP LLC (“KTAP”) to provide such advice and services to the registrant as may be reasonably requested by the registrant concerning equity and/or debt financings, strategic planning, merger and acquisition possibilities and business development activities. The term of the agreements is for twelve months and shall automatically renew for additional one year periods unless terminated in writing not less than thirty days prior to the expiration date.

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
(Unaudited)

NOTE 15 – BUSINESS ADVISORY AND PLACEMENT AGENT AGREEMENTS, CONTINUED

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

Company intends to hold the investment on the balance sheet.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company does not have any significant or long term commitments. The Company is not currently subject to any litigation.

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through September 30, 2021 (the condensed consolidated financial statement issuance date) and noted the following disclosures:

On July 1, 2021, Westworld Capital converted $50,000 principal amount and $370 of accrued interest into 28,405 common shares at a conversion price of $1.79.

On July 2, 2021 Westworld Capital converted $300,000 principal amount and $7,533 of accrued interest into 171,722 common shares at a conversion price of $1.79.

ASTRO AEROSPACE LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17 - SUBSEQUENT EVENTS

On July 8, 2021, the Company issued 400,000 common shares under a Securities Purchase Agreement dated May 5, 2021 to Lallande Poydras (“Lallande”). The total investment is for $1,000,000 with the common stock priced at $2.50. To date, Lallande has paid $535,850, and still owes the Company $464,150. The Company has made a verbal agreement that Lallande can make payments on the balance on the condition that the blance is fully paid by December 2021.

On September 5, 2021, Westworld Capital 8% Senior Secured Convertible Promissory Note matured and the Company is currently in default.  The loan has been verbally extended and the Company is waiting for document review by Westworld Capital.

On August 3, 2021, the Company issued 25,000 common shares to TraDigital Marketing Group at $2.26 per common share under the terms of a services agreement dated March 3, 2021.

On August 4, 2021, the Company issued 20,000 common shares to Anargyros Arty Mandalas and 20,000 common shares to David Smulowitz at $2.07 per common share.

On August 17, 2021, Westworld Capital converted $100,000 principal amount and $3,444 of accrued interest into 63,403 common shares at a conversion price of $1.63 per common share.

On August 19, 2021, the Company issued 2,000,000 common shares to SBC Investments for the introduction of the Horizon Aircraft, Inc. transaction valued at $1.00 per common share.  Due to non-performance, SBC Investments has agreed to return the common shares to the treasury for cancellation.

On August 25, 2021, the Company issued 150,000 common shares for media, investor relations and marketing services valued at $4.23 per common share.

On August 31, 2021, Westworld Capital converted $100,000 principal amount plus $3,867 of accrued interest into 85,546 common shares at the conversion price of $1.21.

On September 13, 2021, Westworld Capital converted $100,000 principal amount plus $4,178 of accrued interest into 168,311 common shares at the conversion price of $1.23.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events

Acquisition of Horizon Aircraft, Inc.

On February 17, 2021, the Company entered into a binding letter of intent to acquire all of the issued and outstanding securities of Horizon Aircraft Inc. (“Horizon”). Pursuant to the Share Exchange Agreement which closed May 28, 2021, the Company acquired all of the issued and outstanding common shares of Horizon in exchange for 5,000,000 common shares of the Company. The Company intends to deliver the required shares the week after September 27, 2021. The Company is accounting for this purchase as business combination.

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

The Company will provide Horizon with a minimum of USD $1,500,000 to be used as a first year operating budget. As of September 29, 2021, the Company has provided $765,000.

Horizon shareholders have entered into customary lock-up agreements whereby they agree not to sell of dispose of the Company’s common shares received in the exchange for varying periods of time.  The Company agrees to include the Company’s common shares held by E. Brandon Robinson and Seaview Capital in any registration filed by the Company under applicable Canadian securities laws or U.S. securities laws.

The Company has entered in employment agreements with certain key employees of Horizon. Additionally, the Company has appointed Brandon Robinson as President of the Company and to the Company’s board of directors.

The Company has recorded the acquisition of specific Horizon assets and liabilities at a value of $16,227,753 based on the value of the shares of the Company at the time of the acquisition. The value is inclusive of in-process research and development of $2,169,000, non-compete agreements of $433,800 and goodwill of $14,011,720. The Company had an independent third party company prepare a valuation of the transaction. As part of that valuation, Astro recorded an impairment expense of all of the goodwill in the three and six months ended June 30, 2021.

COVID-19 Pandemic

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. Governments have imposed laws requiring social distancing, travel bans and quarantine, and these laws may limit access to the Company’s facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact the Company’s operations, financial condition and demand for the Company’s goods and services, but the Company’s overall ability to react timely to mitigate the impact of this event. Also, it has affected the Company’s efforts to comply with filing obligations with the SEC. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s business and stockholders may experience a significant negative impact. Currently, the COVID-19 pandemic has limited the Company’s ability to move forward with our operations and has negatively affected our ability to timely comply with our ongoing filing obligations with the SEC.

Partial Sales, Conversions and Final Disposition of the 8% Senior Secured Convertible Promissory Notes

Refer to Note 7, “8% Senior Secured Convertible Promissory Notes”, in the condensed consolidated financial statements for the final disposition of the Notes.

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

Operations – Astro Aerospace, Ltd.

In 2018, Astro Aerospace Ltd. (“Astro” or the “Company) acquired the software, firmware and hardware for Version 1.0 of a manned electric vertical take-off and landing aircraft (“eVTOL”) from Confida Aerospace, Ltd. The eVTOL which is in the early stage of development, has executed multiple flights. It is Astro’s goal to transform how people and things get from place to place. This will be done by making safe, affordable user-friendly autonomous manned and unmanned eVTOL aircraft available to the mass market anywhere. Astro is currently working on Version 2.0 of the aircraft product which will feature design changes that enhance performance characteristics and safety features. The target market will be government, private sector operators and individuals for a wide range of commercial, logistical and personal uses.  Astro is currently in the flight testing mode of its Passenger Drone Version 1.0, as well as in the development stages of its version 2.0 Passenger Drone model.

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

Astro anticipates the new prototype for the frame to be completed and flying by the end of the second quarter, 2022. The Pods will be completed by the end of 2022. The Company has completed the engineering and firmware for the prototype and is now building the body for the new prototype. Simulations have gone well. The eVTOL aircraft is in an early development stage. The Company expects that it will be marketing the aircraft sometime in the fourth quarter of 2022. To date, no commercial applications have been found which would accept the product.

To complete an eVTOL aircraft and have it ready to market, Astro completed the acquisition of Horizon, who develops advanced eVTOL aircrafts. It is expected that Horizon’s management and its technology will expedite the development and completion of a marketable eVTOL aircraft.

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

 During the six months ended June 30, 2020, the Company had not issued any stock under the Equity Purchase Agreement. During the year ended December 31, 2020, the Company put a total of 120,000 shares of common stock at prices ranging from $0.79 and $1.54 for total proceeds of $108,076, net of issuance costs.  During the six months ended June 30, 2021, the Company has put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416, net of issuance costs.

In April 2020, the Company amended the MAAB Promissory Note to increase the maximum principal amount to $1,250,000 and to extend the maturity date to February 28, 2022. On September 13, 2021, the Company again amended the MAAB Promissory Note to increase the maximum principal amount to 2,000,000 and to extend the maturity to February 28, 2023. The principal amount advanced under the Promissory Note was $1,476,664 at June 30, 2021.

On March 5, 2021, the Company raised $1,250,000, less $25,000 for commissions and expenses, through the issuance of a new 8% Senior Secured Convertible Promissory Note.

The Company will continue to keep expenses as low as possible with closely monitoring working capital, development cost and schedule, while the Company continues the development of Passenger Drone Version 1.0 and 2.0.

Results of Operations

The Three Months Ended June 30, 2021 compared to The Three Months Ended June 30, 2020

For the three months ended June 30, 2021 and 2020, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in the second quarter of 2022. To date, no commercial applications have been found which would accept the product.

In the three months ended June 30, 2021 and 2020, Astro incurred $14,770,054 and $124,849 in operating expenses respectively, an increase of $14,645,205. The increase was substantially due to a goodwill impairment expense of $14,011,720 related to the acquisition of Horizon. Additional new spending on the eVTOL aircraft and costs related to the acquisition of Horizon also contributed to the increase in operating expenses. Further, in the three months ended June 30, 2020 the spending was significantly reduced due to the worldwide COVID-19 economic shutdowns.

Sales and marketing expenses increased from $18,220 in the three months ended June 30, 2020 to $466,003 in the three months ended June 30, 2021, an increase of $447,783 or 2.458%. The significant increase is due to increasing the investor relations support and the hiring of marketing consultants, as well as other capital markets marketing support. R&D expenses increased $32,121 or 79% in the three months ended June 30, 2021 versus 2020 as the Company returned to R&D spending as the COVID-19 pandemic is ebbing. General and administrative expenses increased in the three months ended June 30, 2021 versus 2020 to $219,446 from $65,865, largely due to increases in consulting, accounting and legal fees. Finally, there was a goodwill impairment expense of $14,011,720 in the three months ended June 30, 2021, related to the acquisition of Horizon.

Other expenses increased in the three months ended June 30, 2021 versus 2020, to $647,462 from $215,858, an increase of $431,604 or 200%. The largest portion of the increase is in interest expense which is due to the increase in the amortization of the 8% Senior Secured Convertible Promissory Notes, issued March 5, 2021. There was also a small increase of $5,018 in the bank and filing fees.

The Company had a net loss of $15,417,516 versus $340,707 in the three months ended June 30, 2021 versus 2020, largely due to the goodwill impairment expense from the Horizon acquisition as well as increases in sales and marketing, R&D spending, general and administrative expense, and interest expense. There was also an undeclared preferred dividend of $2,500 in both the 2021 and 2020 quarters which made the net loss available to common stockholders of $15,420,016 and $343,207, respectively.

Astro also had  foreign currency translation loss of $16,281 in the three months ended June 30, 2021 and had a translation loss of $63,785 in the three months ended June 30, 2020. This is due to the difference in the Canadian dollar and U.S. dollar exchange rates for those  periods. The COVID-19 pandemic greatly increased the fluctuation of the Canadian and U.S. dollar exchange rate. Astro’s comprehensive loss was $15,433,797 and $404,492 in the three months ended June 30, 2021 and 2020, respectively.

The Six Months Ended June 30, 2021 compared to The Six Months Ended June 30, 2020

For the six months ended June 30, 2021 and 2020, the Company did not have any revenue. It is developing an eVTOL aircraft and expects that it will be marketing the aircraft sometime in the second quarter of 2022. To date, no commercial applications have been found which would accept the product.

In the six months ended June 30, 2021 and 2020, Astro did incur $15,572,064 and $305,284 in operating expenses respectively, an increase of $15,266,780. The increase was substantially all due to a goodwill impairment expense of $14,011,720 related to the acquisition of Horizon. Also, there was a substantive increase in sales and marketing as the Company expands its sales efforts and capital markets support as the world economies begin to recover from the COVID-19 pandemic.

Sales and marketing expenses increased from $100,645 in the six months ended June 30, 2020 to $1,030,043 in the six months ended June 30, 2021, an increase of $929,398. R&D expenses increased  $49,744 or 71% in the six months ended June 30, 2021 versus 2020 as R&D spending is beginning to recover from the COVID-19 pandemic. General and administrative expenses increased in the six months ended June 30, 2021 versus 2020 to $410,025 from $134,107, largely due to increases in consulting, legal and accounting fees. Finally, there was a goodwill impairment expense of $14,011,720 in the six months ended June 30, 2021, related to the acquisition of Horizon.

Other expenses increased in the six months ended June 30, 2021 versus 2020 to $892,617 from $501,553, an increase of $391,064 or 78%. The largest portion of the increase is in interest expense, which increased $384,527 or 78%. This is due to the increase in amortization of the 8% Senior Secured Convertible Promissory Notes, Issued March 5, 2021. There was also a small increase of $6,537 in the bank and filing fees.

The Company had a net loss of $16,464,681 versus $806,837 in the six months ended June 30, 2021 versus 2020, largely due to the impairment expense from the Horizon acquisition as well as increases in sales and marketing, R&D spending, general and administrative expense, and interest expense. There was also an undeclared preferred dividend of $5,000 in both the 2021 and 2020 periods which made the net loss available to common stockholders of $16,469,681and $811,837, respectively.

Astro also had a foreign currency loss of $49,176 versus a translation gain of $74,880 in the six months ended June 30, 2021 versus 2020. This is from the difference in the Canadian dollar and U.S. dollar exchange rates during the six months ended June 30, 2021 and 2020. Astro’s comprehensive loss was $16,513,857 and $731,957 in the six months ended June 30, 2021 and 2020.

Capital Resources and Liquidity

The Company currently is not profitable and must finance its business through raising additional capital. The Company is financed through its parent, MAAB, which has loaned the Company $1,476,664 and there is $523,336 available under the terms of the note through June 30, 2021. The note was amended on April 22, 2020 to increase the maximum principal amount to $1,250,000 and to extend the maturity to February 28, 2022. On September 13, 2021, the Company again amended the MAAB Promissory Note to increase the maximum principal amount to $2,000,000 and to extend the maturity to February 28, 2023.

On March 5, 2021, the Company issued an 8% Senior Secured Convertible Promissory Note (“Note”) in the aggregate principal amount of $1,250,000 less commissions and expenses of $25,000. The Note matures on December 31, 2021.

For more detail, see Note 7 to the condensed consolidated financial statements.

On August 26, 2019, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with the same investor who provided the Senior Secured Convertible Promissory Note. Under the terms of the Equity Purchase Agreement, the investor agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1.

During the six months ended June 30, 2020, the Company had not issued any stock under the Equity Purchase Agreement. During the year ended December 31, 2020, the Company put a total of 120,000 shares of common stock at prices ranging from $0.79 and $1.54 for total proceeds of $108,076, net of issuance costs.  During the six months ended June 30, 2021, the Company has put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416, net of issuance costs.

Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2021 the Company had a net loss of $16,400,053 and used $1,542,250 in cash in operations, and at June 30, 2021, had negative working capital of $1,298,142, current assets of $121,920, and an accumulated deficit of $27,967,402. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While the Company has Net Operating Losses (“NOL”) for tax purposes due to the net losses through the six months ended June 30, 2021, the Company has taken a 100% income tax valuation allowance against it resulting in no deferred tax asset. At this time, it is not known if the Company will become profitable with the ability to use the NOL.

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

The Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

For the Six months ended June 30, 2021, the Company had a net loss of $16,464,681. The Company had the following adjustments to reconcile net loss to cash flows from operating activities: an increase of $741,331 due to the amortization of the 8% Senior Secured Convertible Promissory Note discount, common stock issued for services of $69,996 and an impairment expense of $14,011,720. The Company had the following changes in operating assets and liabilities: a decrease of $33,389 in other receivables, an increase of $188,982 in deposits, and an increase of $254,977 in accounts payable and accrued liabilities.

As a result, we had net cash used in operating activities of $1,542,250 for the six months ended June 30, 2021, which is largely due to the continued development of the eVTOL aircraft.

For the six months ended June 30, 2020, the Company had a net loss of $806,837. The Company had the following adjustment to reconcile net loss to cash flows from operating activities: an increase of $414,545 due to the amortization of the 8% Senior Secured Convertible Promissory Notes’ discounts.

The Company had the following changes in operating assets and liabilities: a decrease of $24,957 in other receivables, a decrease of $623 in prepaids, a decrease of $3,822 in deposits and an increase of $64,513 in accounts payable and accrued liabilities.

As a result, the Company had net cash used in operating activities of $298,377 for the six months ended June 30, 2020 which is largely due to the continued development of the eVTOL aircraft.

For the six months ended June 30, 2021, the Company spent $28,192  to acquire property and equipment and acquired $131,896 as a result of the Horizon acquisition and had cash provided by investing activities of $103,704. The Company did not have any cash from investing activities for the six months ended June 30, 2020.

For the six months ended June 30, 2021, the Company received $267,314 in proceeds from the Promissory Note from the Parent, received $1,225,000 from the issuance of a new 8% Senior Secured Convertible Promissory Note, received $314,416 from the puts of common stock under the Equity Purchase Agreement and received proceeds of $56,250 as a depost from the issuance of common stock.

As a result, the Company had net cash provided by financing activities of $1,487,980 for the six months ended June 30, 2021.

For the six months ended June 30, 2020, the Company received $145,494 in proceeds from the Promissory Note from MAAB and received $87,786 from the puts of common stock under the Equity Purchase Agreement. As a result, the Company had net cash provided by financing activities of $233,280 for the six months ended June 30, 2020.

For the six months ended June 30, 2021 the Company had a loss from the effect of the foreign currency translation of $49,176 and for the six months ended June 30, 2020 the Company had a gain from the effect of the foreign currency translation of $74,880.

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

Recent Accounting Pronouncements

See Note 4 to the Condensed Consolidated Financial Statements, “Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

Off - Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations
The registrant has no material contractual obligations.

The long term debt repayments as of June 30, 2021 are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Promissory Note - MAAB	-	-	$1,476,664	-	-	-	$1,476,664
8% Senior Secured Convertible Promissory Notes	$1,250,000	-	-	-	-	-	$1,250,000
CEBA Loan	-	$49,677	-	-	-	-	$49,677
Total Repayments	$1,250,000	$49,677	$-	$-	$-	$-	$2,776,341

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person), of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Chief Executive Officer /Chief Financial Officer concluded that as of June 30, 2021, our disclosures and controls and procedures were not effective, based on the following deficiencies:

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

Dated: September 30, 2021

ASTRO AEROSPACE LTD.

By: /s/Patricia Trompeter
Patricia Trompeter
Chief Executive Officer
Chief Financial Officer

