Form 10-Q/A
period 2021-06-30
Astro Aerospace Ltd.
filed 2021-10-04
CIK 1425203

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

The number of outstanding shares of the registrant's common stock as of October 4, 2021: 16,590,767

EXPLANATORY NOTE

The sole purpose of this Amendment to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 is to furnish revisions to certain areas of the condensed consolidated financial statements and to furnish Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. The aforementioned revisions to the condensed consolidated financial statements include the following:

• An immaterial reclassification to the condensed consolidated balance sheets as of June 30, 2021 between asset line items
• Insignificant corrections of certain dollar amounts or verbiage within the accompanying notes to the condensed consolidated financial statements, that were erroneously omitted or mistyped.
• Formatting, pagination, and punctuation changes

None of the aforementioned been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ASTRO AEROSPACE LTD.
FORM 10-Q

PART II - OTHER INFORMATION

Astro Aerospace Ltd.  and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Cash	$38,775	$38,517
Other Receivables	62,178	75,781
Prepaid Expense	20,967	-
Total Current Assets	121,920	114,298
Property and Equipment	61,484	-
Acquired In-Process Research and Development	3,040,000	871,000
Noncompete Agreements	433,800	-
Deposits	207,107	18,125
Total Assets	$3,864,311	$1,003,423
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Liabilities	$603,530	$376,392
8% Senior Secured Convertible Promissory Note	-	688,166
8% Senior Secured Convertible Promissory Note issued December 2, 2019	-	121,691
8% Senior Secured Convertible Promissory Note issued March 5, 2021, net of discount of $433,468	816,532	-
Total Current Liabilities	1,420,062	1,186,249
Long Term Liabilities
Promissory Note from MAAB	1,476,664	1,209,350
Canadian Emergency Business Account “(CEBA)” Loan Payable	49,677	-
Total Liabilities	2,946,403	2,395,599
Commitments and Contingencies (Notes 14 and 16)	-
Stockholders' Equity (Deficit)
Series A Convertible Preferred Stock, $0.0001 par value, 50,000,000
Shares Authorized, 1,562,500 shares Issued and Outstanding
at June 30, 2021 and December 31, 2020	156	156
Series B Convertible Preferred Stock, $0.001 par value, 10,000
Shares Authorized, 500 and 10,000 Shares Issued and Outstanding
at June 30, 2021 and December 31, 2020	1	10
Common Stock, $0.001 par value, 250,000,000 Shares
Authorized, 13,458,380 and 5,724,312 Shares Issued and Outstanding at June 30, 2021 and December 31, 2020	13,458	5,724
Additional Paid-in Capital:
Series A Convertible Preferred Stock	124,844	124,844
Series B Convertible Preferred Stock	357,810	7,156,204
Common Stock	28,513,636	2,899,026
Accumulated Other Comprehensive Loss	(124,595)	(75,419)
Accumulated Deficit	(27,967,402)	(11,502,721)
Total Stockholders' Equity (Deficit)	917,908	(1,392,176)
Total Liabilities and Stockholders' Equity (Deficit)	$3,864,311	$1,003,423

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating Expenses:

Sales and Marketing	466,003	18,220	1,030,043	100,645
General and Administrative	219,446	65,865	410,025	134,107
Research and Development	72,885	40,764	120,276	70,532
Impairment Expense	14,011,720	-	14,011,720	-
Total Operating Expenses	14,770,054	124,849	15,572,064	305,284
Loss from Operations	(14,770,054)	(124,849)	(15,572,064)	(305,284)

Other Expense
Interest Expense, Net	638,261	211,675	881,761	497,234
Bank and Financing Fees	9,201	4,183	10,856	4,319
Total Other Expense	647,462	215,858	892,617	501,553

Loss Before Income Tax	(15,417,516)	(340,707)	(16,464,681)	(806,837)

Income Tax	-	-	-	-

Net Loss	(15,417,516)	(340,707)	(16,464,681)	(806,837)
Less: Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net Loss Available to Common Stockholders	$(15,420,016)	$(343,207)	$(16,469,681)	$(811,837)

Net Loss per Common Share:
Basic	$(1.65)	$(0.07)	$(1.85)	$(0.16)
Diluted	$(1.65)	$(0.07)	$(1.85)	$(0.16)
Weighted-Average Number of Common
Shares Outstanding - Basic	9,321,995	5,207,026	8,893,718	5,125,482
Weighted-Average Number of Common
Shares Outstanding - Diluted	9,321,995	5,207,026	8,893,718	5,125,482

The accompanying Notes are an integral part of the condensed consolidated financial statements

5

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

The accompanying Notes are an integral part of the condensed consolidated financial statements

Astro Aerospace Ltd. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Three and Six Months Ended June 30, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid – In Capital Series A	Additional Paid – In Capital Series B	Additional Paid – In Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares*	Amount	Preferred	Preferred	Common	(Loss) Income	Deficit	(Deficit)
Balance at December 31, 2019	1,562,500	$156	10,000	$10	4,880,115	$4,880	$124,844	$7,156,204	$2,263,958	$(20,098)	$(10,316,875)	$(786,921)
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	215,285	215	-	-	166,509	-	-	166,724
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $9,000 (Unaudited)	-	-	-	-	36,667	37	-	-	41,844	-	-	41,881
Foreign Currency Translation Gain (Unaudited)	-	-	-	-	-	-	-	-	-	138,665	-	138,665
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(466,130)	(466,130)
Balance at March 31 31, 2020 (Unaudited)	1,562,500	$156	10,000	$10	5,132,067	$5,132	$124,844	$7,156,204	$2,472,311	$118,567	$(10,783,005)	$(905,781)
Partial Conversions of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	163,739	164	-	-	106,773	-	-	106,937
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $9,000 (Unaudited)	-	-	-	-	83,333	83			66,112			66,195
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(63,785)	-	(63,785)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(340,707)	(340,707)
Balance at June 30, 2020 (Unaudited)	1,562,500	$156	10,000	$10	5,379,139	$5,379	$124,844	$7,156,204	$2,645,196	$54,782	$(11,123,712)	$(1,137,141)

Astro Aerospace Ltd. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Three and Six Months Ended June 30, 2021 and 2020 (continued)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid – In Capital Series A	Additional Paid – In Capital Series B	Additional Paid – In Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares*	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2020	1,562,500	$156	10,000	$10	5,724,312	$5,724	$124,844	$7,156,204	$2,899,026	$(75,419)	$(11,502,721)	$(1,392,176)
Issuance of Common Stock for Services (Unaudited)	-	-	-	-	14,493	15	-	-	43,681	-	-	43,696
Partial Conversion of 8% Senior Secured Convertible Promissory Notes (Unaudited)	-	-	-	-	1,745,342	1,745	-	-	1,003,982	-	-	1,005,727
Puts of Common Stock Under the Equity Purchase Agreement, net of issuance costs of $750 (Unaudited)	-	-	-	-	120,000	120	-	-	314,296	-	-	314,416
Partial Conversion of the Series B Convertible Preferred Stock(Unaudited)	-	-	(9,500)	(9)	844,233	844	-	(6,798,394)	6,797,559	-	-	-
Fair Value of Warrants Issued with 8% Senior Secured Convertible Promissory Note Issued March 5, 2021 (Unaudited)	-	-	-	-	-	-	-	-	369,671	-	-	369,671
Fair Value of Beneficial Conversion Feature of the 8% Senior Secured Convertible Promissory Note, Issued March 5, 2021 (Unaudited)	-	-	-	-	-	-	-	-	780,128	-	-	780,128
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(32,895)	-	(32,895)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(1,047,165)	(1,047,165)
Balance at March 31, 2021 (Unaudited)	1,562,500	$156	500	$1	8,448,380	$8,448	$124,844	$357,810	$12,208,343	$(108,314)	$(12,549,886)	$41,402

Astro Aerospace Ltd. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Three and Six Months Ended June 30, 2021 and 2020 (continued)
*
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid – In Capital Series A	Additional Paid – In Capital Series B	Additional Paid – In Capital	Accumulated Other Comprehensive	Accumulate	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares*	Amount	Preferred	Preferred	Common	Income (Loss)	Deficit	(Deficit)
Balance at March 31, 2021:	1,562,500	$156	500	$1	8,448,380	$8,448	$124,844	357,810	$12,208,343	$(108,314)	$(12,549,886)	$41,402

(Unaudited) Issuance of Common Stock for the Acquisition of Horizon Aircraft, Inc. (Unaudited)	-	-	-	-	5,000,000	5,000	-	-	16,222,753	-	-	16,227,753
Issuance of Common Stock for Services (Unaudited)	-	-	-	-	10,000	10	-	-	26,290	-	-	26,300
Deposit for Common Stock (Unaudited)	-	-	-	-	-	-	-	-	56,250	-	-	56,250
Foreign Currency Translation Loss (Unaudited)	-	-	-	-	-	-	-	-	-	(16,281)	-	(16,281)
Net Loss (Unaudited)	-	-	-	-	-	-	-	-	-	-	(15,417,516)	(15,417,516)
Balance at June 30, 2021 (Unaudited)	1,562,500	$156	500	$1	13,458,380	$13,458	$124,844	$357,810	$28,513,636	$(124,595)	$(27,967,402)	$917,908

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

Astro Aerospace Ltd. and Subsidiaries
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

Astro Aerospace Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flow (continued)
(Unaudited)

Supplemental Disclosures of Non-Cash Information

Assets Acquired and Liabilities Assumed in Connection with Horizon Aircraft, Inc. Acquisition:
Cash	$131,896	$-
Other Receivables	$19,786	$-
Prepaid Expenses	$20,967	$-
Property and Equipment	$33,292	$-
In-Process Research and Development	$2,169,000	$-
Noncompete Agreements	$433,800	$-
Goodwill	$14,011,720	$-
Promissory Note Payable	$375,000	$-
CEBA Loan Payable	49,677	$-
Accounts Payable and Accrued Liabilities	$168,031	$-

Fair Value of Common Stock Issued	$16,227,753	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2021 the Company had a net loss of $16,464,681 and used $1,542,250 in cash in operations, and at June 30, 2021, had negative working capital of $1,298,142, current assets of $121,920, and an accumulated deficit of $27,967,402. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acknowledges that its current cash position is insufficient to maintain the current level of operations and research and development, and that the Company will be required to raise substantial additional capital to continue its operations and fund its future business plans. The Company has continued to raise funds through its parent, MAAB and the outstanding note payable balance was $1,476,664 and there is $523,336 available under the terms of the note at June 30, 2021. The Company has also raised funds through independent capital sources, of which the Company had two Senior Secured Convertible Promissory Notes, both were fully converted into common stock during the first quarter of 2021, and another 8% Senior Secured Convertible Promissory Note issued March 5, 2021 for $1,250,000, less $25,000 for commissions and expenses, with an outstanding balance of $816,532 net of discounts, at June 30, 2021.

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

The table below summarizes the fair value of the assets acquired and liabilities assumed on the date of the acquisition:

Assets acquired:
May 28, 2021

Cash	$131,896
Other Receivables	$19,786
Prepaid Expenses	$20,967
Property and Equipment	$33,292
In Process Research & Development	$2,169,000
Noncompete Agreements	$433,800
Goodwill	$14,011,720

Total Assets Acquired	$16,820,461

Liabilities Assumed:

Promissory Note Payable	$375,000
CEBA Loan Payable	$49,677
Accounts Payable and Accrued Liabilities	$168,031

Total Liabilities Assumed	$592,708

Fair Value of Common Stock Issued	$16,227,753

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

Intangible Assets

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) consists of acquired drone technology and engineering and trademarks in its initial asset acquisition with Confida. It has subsequently acquired additional IPR&D drone technology in the acquisition of Horizon. The Company reviews the IPRD, which currently has an indefinite useful life, for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the research and development efforts are completed or abandoned.  If the research and  development efforts are abandoned, the related costs will be written off in the period of such determination. If the research and development efforts are completed successfully, the related assets will be amortized over the estimated useful life of the underlying products. The Company will amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which  the economic  benefits  of the  intangible  assets are consumed  or otherwise realized. A valuation by an independent third party was performed for the years ended December 31, 2020 and no further impairment expense was required.

ASTRO AEROSPACE LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Noncompete Agreements

As part of the acquisition of Horizon, the Company initiated Employment Agreements (the “Agreements”) with two Horizon executives.  According to the Agreements, the noncompetes will remain effective during the full employment term, and for a period of one year thereafter.   The Agreements  define specific salaries and benefits, including an undetermined number of stock options and specify other rights and duties. Given indeterminate life of the noncompete agreements,  there is no amortization.

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Basic and Diluted Net Loss per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Loss	$(15,417,516)	$(340,707)	$(16,464,681)	$(806,837)
Series A Preferred Stock Dividends	2,500	2,500	5,000	5,000
Net Loss Available to Common Stockholders and Assumed Conversions	$(15,420,016)	$(343,207)	$(16,469,681)	$(811,837)

Weighted Average Shares - Basic	9,321,995	5,207,026	8,893,718	5,125,482
Shares Issuable Upon Conversion of 8% Senior Secured Convertible Promissory Notes	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series A	-	-	-	-
Shares Issuable Upon Conversion of Preferred Stock – Series B	-	-	-	-
Weighted Average Shares - Diluted	9,321,995	5,207,026	8,893,718	5,125,482
Net Loss Per Common Share:
Basic	$(1.65)	$(0.07)	$(1.85)	$(0.16)
Diluted	$(1.65)	$(0.07)	$(1.85)	$(0.16)

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

The Note had a BCF for both tranches, which were valued, along with the warrants, on a relative fair value method. In the first tranche, the warrant fair value was $171,121 (See Note 11, “Warrants”) and the BCF fair value was $523,326 for a total debt discount of $694,447. During the six months ended June 30, 2020, the Company amortized the remaining debt discount in the amount of $58,250 to interest expense.

In the second tranche, the warrant fair value (See Note 11, “Warrants”) was $121,320 and the BCF fair value was $230,843 for a debt discount of $525,009. During the six months ended June 30, 2020, the Company amortized $230,843 of the debt discount to interest expense.  The remaining debt discount was fully amortized as of December 31, 2020.

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

Note Issuance December 2, 2019

On December 2, 2019, the Company issued a new 8% Senior Secured Convertible Promissory Note in the aggregate principal amount of up to $575,682. The initial tranche principal of $149,546 was issued, with an OID of $17,046, the pro-rated portion of the $68,182 OID for the entire principal amount of $575,682, a $7,500 financing fee for the lender’s transactional expenses that was expensed and the Company received proceeds of $125,000. The Note matured on June 2, 2020. The Company defaulted on this Note and also again defaulted on November 28, 2020 (See Note 8, “Default and Forbearance on the 8% Senior Secured Convertible Promissory Notes”).

The Note was convertible into common shares of the Company at a price equal to 75% of the lowest market value in the thirty trading days prior to the conversion date.

Amortization of the debt discount into interest expense was $125,452 during the six months ended June 30, 2020. The remaining debt discount was fully amortized as of December 31, 2020.

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

ASTRO AEROSPACE LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – 8% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES, CONTINUED

On January 22, 2021 the independent third party investor converted $30,000 in principal amount of the Note at $0.455 into 25,000 shares of the Company’s common stock. Additionally, on January 25, 2021, the same independent third party investor converted $300,000 in principal amount of the Note at $0.60 into 500,000 shares of the Company’s common stock. The independent third party investor subsequently sold $300,000 and $200,000 in principal amount of the Note to SBC Investments Ltd (“SBC”) on February 12, 2021 and March 12, 2021, respectively.

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

Issuance of 8% Senior Secured Convertible Promissory Note, dated March 5, 2021

On March 5, 2021, the Company issued an 8% Senior Secured Convertible Promissory Note (“Note”) in the aggregate principal amount of $1,250,000, less expenses of $25,000, which was recorded as a discount to the Note. The Note matured on September 5, 2021. The Company has entered into a forebearance note from the investor delaying the due date until December 31, 2021.

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
(Unaudited)

NOTE 12 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT, CONTINUED

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

During the six months ended June 30, 2020, the Company put a total of 120,000 shares of common stock at prices ranging from $0.79 and $1.54 for total proceeds of $108,076, net of issuance costs.  During the six months ended June 30, 2021, the Company has put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416, net of issuance costs.

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

NOTE 17 - SUBSEQUENT EVENTS, CONTINUED

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

On August 25, 2021, the Company issued 150,000 common shares for media, investor relations and marketing services valued at $1.23 per common share.

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

During the six months ended June 30, 2020, the Company put a total of 120,000 shares of common stock at prices ranging from $0.79 and $1.54 for total proceeds of $108,076, net of issuance costs.  During the six months ended June 30, 2021, the Company has put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416, net of issuance costs.

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

In the three months ended June 30, 2021 and 2020, Astro incurred $14,770,054 and $124,849 in operating expenses, respectively, an increase of $14,645,205. The increase was substantially due to a goodwill impairment expense of $14,011,720 related to the acquisition of Horizon. Additional new spending on the eVTOL aircraft and costs related to the acquisition of Horizon also contributed to the increase in operating expenses. Further, in the three months ended June 30, 2020 the spending was significantly reduced due to the worldwide COVID-19 economic shutdowns.

Sales and marketing expenses increased from $18,220 in the three months ended June 30, 2020 to $466,003 in the three months ended June 30, 2021, an increase of $447,783 or 2,458%. The significant increase is due to increasing the investor relations support and the hiring of marketing consultants, as well as other capital markets marketing support. R&D expenses increased $32,121 or 79% in the three months ended June 30, 2021 versus 2020 as the Company returned to R&D spending as the COVID-19 pandemic is ebbing. General and administrative expenses increased in the three months ended June 30, 2021 versus 2020 to $219,446 from $65,865, largely due to increases in consulting, accounting and legal fees. Finally, there was a goodwill impairment expense of $14,011,720 in the three months ended June 30, 2021, related to the acquisition of Horizon.

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

During the six months ended June 30, 2020, the Company put a total of 120,000 shares of common stock at prices ranging from $0.79 and $1.54 for total proceeds of $108,076, net of issuance costs.  During the six months ended June 30, 2021, the Company has put 120,000 shares at prices ranging from $2.44 to $2.85 per share for total proceeds of $314,416, net of issuance costs.

Further capital support will come from the parent, and additional capital from third party sources. There is no assurance that the third party capital will be available. In the event that additional capital from the private or public markets is not available, the Company will need to reduce its spending on development and operations to the level of the capital that is available from the parent.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2021 the Company had a net loss of $16,464,681 and used $1,542,250 in cash in operations, and at June 30, 2021, had negative working capital of $1,298,142, current assets of $121,920, and an accumulated deficit of $27,967,402. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating the Company’s technologies. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Contractual Obligations
The registrant has no material contractual obligations.

The long term debt repayments as of June 30, 2021 are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Promissory Note - MAAB	-	-	$1,476,664	-	-	-	$1,476,664
8% Senior Secured Convertible Promissory Notes	$1,250,000	-	-	-	-	-	$1,250,000
CEBA Loan	-	$49,677	-	-	-	-	$49,677
Total Repayments	$1,250,000	$49,677	$1,476,664	$-	$-	$-	$2,776,341

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

